Form 10QSB
period 1995-03-31
BAY AREA BANCSHARES
filed 1995-05-12
CIK 701153

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549


FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED March 31, 1995

Commission File Number  2-76003

BAY AREA BANCSHARES


California   #94-2779021

900 Veterans Blvd., Redwood City, CA  94063
Telephone (415) 367-1600


The registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and

x  Yes           No

(2)  has been subject to such filing requirements for the past 90 days.

x  Yes           No


792,255 Shares of Common Stock Outstanding as of March 31, 1995



Part 1 Item 1

BAY AREA BANCSHARES & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)


ASSETS                                                                                3/31/95               12/31/94
Cash and due from banks                                                            $11,968,347             $8,406,265
Federal Funds Sold                                                                   6,612,000              6,355,000
                                                                                    -----------         --------------
Cash and cash equivalents                                                           18,580,347             14,761,265
Time deposits with other financial institutions                                        102,647                197,585
Investment securities available for sale (market value approximates book value)      1,469,688              1,439,872
Investment securities held to maturity
(market value of $8,407,000 in 1995 and $8,122,000 in 1994)                          8,530,276              8,426,348
Loans, net of reserve for possible loan losses
of $1,553,555 in 1995 and $1,505,355 in 1994                                        50,965,361             52,016,341
Loans held for sale                                                                    712,321                327,586
Premises and equipment, net                                                            961,057              1,023,060
Real estate owned                                                                            0                      0
Interest receivable and other assets                                                 1,326,235              1,344,825
                                                                                  -------------         --------------
Total assets                                                                       $82,647,932            $79,536,882

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Demand                                                                             $19,938,702            $20,818,159
Interest-bearing transaction                                                        36,088,218             32,884,654
Savings                                                                              4,602,499              4,439,217
Time                                                                                14,244,364             13,871,559
                                                                                  -------------         --------------
Total Deposits                                                                      74,873,783             72,013,589
Interest payable and other liabilities                                                 561,105                552,649
Notes payable                                                                                0                      0
                                                                                  -------------         --------------
Total liabilities                                                                   75,434,888             72,566,238

Shareholders' equity:
Preferred stock, $10 stated value; 6% Series A, convertible and redeemable:
  Authorized - 10,000,000 shares; issued & outstanding
  10,300 in 1995 and 1994                                                              103,000                103,000
Common stock, no par value:
  Authorized - 20,000,000 shares; issued & outstanding                               3,921,584              3,908,616
  792,255 in 1995 and 789,525 in 1994
Unrealized loss on securities held for sale                                            (43,000)               (76,000)
Retained earnings                                                                    3,231,460              3,035,028
                                                                                   -------------         --------------
Total shareholders' equity                                                           7,213,044              6,970,644
                                                                                   -------------         --------------
Total liabilities and shareholders' equity                                         $82,647,932            $79,536,882


Part 1 Item 1

BAY AREA BANCSHARES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                                                   Three Months           Three Months
                                                                                       Ended                 Ended
                                                                                      3/31/95               3/31/94
Interest Income:
Interest and fees on loans                                                          $1,532,225             $1,324,713
Interest on investment securities                                                      141,103                131,722
Interest on federal funds sold                                                          66,566                 57,325
Interest on time deposits with other financial institutions                              1,675                  2,130
                                                                                   -------------         --------------
Total Interest Income                                                                  1,741,569              1,515,890

Interest Expense:
Interest on interest-bearing transaction accounts                                      263,505                204,042
Interest on savings deposits                                                            51,969                 16,940
Interest on time deposits                                                              156,704                147,984
Interest on short-term borrowing                                                             0                      0
Interest on notes payable and redeemable debentures                                          0                  2,976
                                                                                   -------------         --------------
Total Interest Expense                                                                 472,178                371,942

Net interest income                                                                  1,269,391              1,143,948
Provision for possible loan losses                                                      45,000                120,000
                                                                                  ______________         _______________

Net interest income after provision for possible loan losses                         1,224,391              1,023,948

Noninterest income:
Service charges on deposit accounts                                                     66,340                 75,033
Net gain (loss) on sales of securities                                                       0                      0
Net gain on disposal of assets                                                               0                 20,434
Net gain on sale of loans held for sale                                                 98,625                116,847
Other mortgage banking revenue                                                          55,228                 34,940
ATM network revenue                                                                    303,703                 98,252
Other                                                                                   12,263                 11,369
                                                                                  -------------         --------------
Total noninterest income                                                               536,159                356,875

Noninterest expense:
Salaries and related benefits                                                          629,366                543,911
Occupancy                                                                               94,648                 87,580
Equipment                                                                              140,988                 62,246
Professional fees                                                                       56,725                 57,695
Stationery and supplies                                                                 36,928                 23,242
Other                                                                                  367,827                263,015
                                                                                  -------------         --------------
Total noninterest expense                                                            1,326,482              1,037,689


Income before provision for income taxes                                               434,068                343,134
Provision for income taxes                                                             176,000                141,000
                                                                                  -------------         --------------
Net Income                                                                            $258,068               $202,134

Earnings per share:
Average common and common equivalent shares outstanding                                875,000                865,000

Net income per share                                                                     $0.29                  $0.23


Part 1 Item 1

BAY AREA BANCSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                                    Three Months           Three Months
                                                                                       Ended                 Ended
                                                                                      3/31/95               3/31/94
Cash flows from operating activities:                                               -------------         --------------


Net Income                                                                            $258,068               $202,134
Adjustments to reconcile net income to net cash provided
by operating activities:

Depreciation of premises and equipment                                                 104,387                 41,765
Provision for possible loan losses                                                      45,000                120,000
Net gain on sale of assets                                                                   0                (20,434)
Funding of loans held for sale                                                      (7,661,350)            (4,524,153)
Proceeds from the sale of loans held for sale                                        7,375,240              4,641,000
Net gain on sale of loans held for sale                                                (98,625)              (116,847)
Net loss on sale of investment securities                                                    0                      0
Net amortization and accretion of investment premiums and discounts                      9,224                 16,080
Net decrease (increase) in interest receivable and other assets                         18,590                (13,648)
Net increase in interest payable and other liabilities                                   8,456                 74,614
Net decrease in deferred loan fees                                                     (69,285)               (11,204)
                                                                                   -------------         --------------
Total adjustments                                                                     (268,363)               207,173
                                                                                   -------------         --------------
Net cash provided by operating activities                                              (10,295)               409,307

Cash flows from investing activities:
Net decrease in time deposits with other financial institutions                         94,938                      0
Proceeds from sale of investment securities                                                  0                      0
Proceeds from the maturity of investment securities held to maturity                 1,000,000                      0
Mortgage backed securities principal payments                                           59,113                357,652
Purchase of investment securities held to maturity                                  (1,169,081)            (1,032,578)
Purchase of investment securities held for sale                                              0                      0
Net decrease in gross loans                                                          1,013,630              2,158,951
Capital expenditures                                                                   (42,384)              (323,575)
                                                                                   -------------         --------------
Net cash provided by investing activities                                              956,216              1,160,450

Cash flows from financing activities:
Net increase in demand deposits, transaction and savings                             2,487,389                852,652
Net increase in time deposits                                                          372,805              1,133,134
Proceeds from stock warrants and options exercised                                      12,967                      0
                                                                                   -------------         --------------
Net cash provided by financing activities                                            2,873,161              1,985,786
                                                                                   -------------         --------------
Net increase in cash and cash equivalents                                            3,819,082              3,555,543

Cash and cash equivalents, beginning of period                                      14,761,265             11,980,321
                                                                                  -------------         --------------
Cash and cash equivalents, end of period                                           $18,580,347            $15,535,864


There were no Loans transferred to Real Estate Owned in the first quarter of 1995 or 1994.


BAY AREA BANCSHARES & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All adjustments, which in the opinion of management are necessary for a fair statement of the Company's financial condition at March 31, 1995, results of operations for the three month period ended March 31, 1995 and the statement of cash flows for the three month period ended March 31, 1995 have been included. These adjustments are of a normal and recurring nature. The results of operations and statement of cash flows are not necessarily indicative of the results for a full year's activity.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's Annual Report for the year ended December 31, 1994.


BAY AREA BANCSHARES & SUBSIDIARIES

ITEM 2


Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2A   Financial Condition

Liquidity

Liquid assets (cash, federal funds sold, time deposits with other financial Institutions and investments) increased $3.9 million to $28.7 million over the three month period from December 31, 1994 to March 31, 1995. At year-end, total liquid assets as a percentage of total assets was 31.2% whereas on March 31, 1995 it had increased to 34.7%.

Cash & due from banks increased $3.6 million over the first three months of 1995 to $12.0 million at March 31, 1995. However, during the first quarter of 1995, cash and due from banks averaged $9.1 million. The increase in liquid assets at quarter-end was a result of a buildup of deposits which occurred primarily during the last two weeks of March. The portion of the total cash & due from banks representing ATM network cash inventory at March 31, 1995 was approximately $2.2 million. At December 31, 1994, there was approximately $3.0 in ATM network cash inventory. The reduction in ATM cash was a result of more aggressive cash management and the closing of unproductive sites.

The increase in total liquid investments was a result of a decline in total net loans outstanding of $666,000 or 1% to $51.7 million and an increase in deposits of $2.9 million (4.0%) to $74.9 million during the first three
months of 1995.   Deposits have averaged $70.2 million thus far in 1995, a
4.3% decrease over average deposits of $73.4 million throughout 1994. Average gross loans outstanding have averaged $54.1 million thus far in 1995 as compared to an average of $54.2 million averaged in 1994.

Management feels the decline in demand for loans is primarily a result of the rise in interest rates, which began in the third quarter of 1993, and the resulting increase in the cost of borrowing for potential lending customers of the Bank. Management has embarked on other lending areas to stimulate loan demand, and continues to explore new avenues for lending.

Management feels current liquid assets and current available credit lines are adequate to cover the working capital requirements of the Company and any reasonable needs arising from deposit withdrawals.


Capital

Consolidated equity capital plus reserves increased $291,000 in the first three months of 1995 from $8.5 million or 10.46% of total gross assets at December 31, 1994 to $8.8 million or 10.41% of total gross assets at March 31, 1995.

Bank capital plus reserves totaled $8.8 million on March 31, 1995 or 10.39% of total adjusted assets as compared to capital plus reserves of $8.5 million or 10.45% of total adjusted assets at December 31, 1994. At March 31, 1995 the Bank maintained a tier one capital ratio of 12.44% and a tier two capital ratio of 13.69%.

The Bank's capital level continues to exceed State and Federal Deposit Insurance Corporation requirements and satisfies the Federal Reserve Board's current risk-based capital guidelines.

The Bank declared $75,000 in dividends to the Parent company in the first quarter of 1995. The Parent company also declared a cash dividend of 6% to preferred shareholders and a dividend to common shareholders of $.07 per share. This represents the fourteenth consecutive cash dividend declared by the Bank's parent company to common shareholders and an increase over the prior dividend of $.06 per share.


Item 2B   Results of Operations


Results of Operations

Consolidated operating profits were $258,100 for the first quarter of 1995, the highest first quarter in the Company's history. The first quarter operating profits were comprised of Bank earnings of $275,700, and a Parent company loss of $17,600.

Consolidated earnings increased $55,900 or 27.7% and earnings per share increased $.06 to $.29 for the first quarter of 1995 as compared to the same period in 1994. The increase in first quarter earnings in 1995 versus 1994 is primarily a result of an increase in net interest income of $125,000, a reduction in loan loss provisions of $75,000, and an increase in non interest income of $179,000 offset in part by an increase of $289,000 in non interest expense.

Net interest income grew $125,000 in the first quarter of 1995 as a result of rising interest rates. This increase was comprised of a $226,000 increase in interest income offset in part by a $100,000 increase in
interest expense.   The year to date net interest income to total average
assets has been 6.63% in the first three months of 1995 as compared to 5.95% in the first three months of 1994.

The decline in loan loss provisions in the first quarter of 1995 as compared to the first quarter of 1994 is primarily a result of loan recoveries of $203,000 in 1994, and improved delinquency ratios in the loan portfolio.

The increase in non interest expense in the first quarter of 1995 can be substantially attributed to the Bank's Electronic Funds Transfer (EFT) department which operates approximately 42 ATM's throughout the state. EFT department revenues grew from $98,000 in the first quarter of 1994 to $304,000 in the first quarter of 1995.

The increase in non interest expense of $289,000 in the first quarter of 1995 was driven by an increase of $85,000 in salary expense, a $79,000 increase in equipment expenses and a $105,000 increase in other expenses. These expenses were primarily attributable to growth in the EFT and Mortgage departments. After allocation of certain indirect expenses the EFT department contributed $3,300 to pre-tax profits and the Mortgage department contributed $9,700 in the first quarter as opposed to a loss of $17,100 in the EFT department and a loss of $12,000 in the Mortgage department in the first quarter of 1994.

Total nonearning assets, comprised solely of nonaccrual loans, at March 31, 1995 were $250,000 or 16.1% of loan loss reserves, and .3% of total assets. Total nonearning assets at December 31, 1994 were $200,000 or 13.3% of loan loss reserves and .3% of total assets.


PART II- Item 6 Exhibits and Reports on Form 8-K

(a) Exhibits

27     Financial Data Schedule


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





BAY AREA BANCSHARES
Registrant

Dated:  May 9, 1995

/s/ Robert R. Haight
President and Chief Executive Officer

/s/ Anthony J. Gould
Chief Accounting Officer