Form 10-Q
period 1995-06-30
BAY AREA BANCSHARES
filed 1995-08-14
CIK 701153

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549


FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED June 30, 1995

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

809,593 Shares of Common Stock Outstanding as of June 30, 1995


Part 1 Item 1

BAY AREA BANCSHARES & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS                                                        6/30/95               12/31/94
Cash and due from banks                                    $10,617,796             $8,406,265
Federal Funds Sold                                           9,770,000              6,355,000
Cash and cash equivalents                                   20,387,796             14,761,265
Time deposits with other financial instituions                 102,647                197,585
Investment securities available for sale
(market value approximates book value)                       1,498,751              1,439,872
Investment securities held to maturity
(market value of $9,779,000 in 1995 and $8,122,000 in 1994)  9,731,338              8,426,348
Loans, net of reserve for possible loan losses
of $1,537,508 in 1995 and $1,505,355 in 1994                49,001,201             52,016,341
Loans held for sale                                          1,869,717                327,586
Premises and equipment,net                                     933,012              1,023,060
Real estate owned                                                   0                      0
Interest receivable and other assets                         1,250,289              1,344,825

Total assets                                               $84,774,751            $79,536,882
                                                           =============         ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------
Deposits
Demand                                                    $21,221,333            $20,818,159
Interest-bearing transaction                               35,944,568             32,884,654
Savings                                                     4,184,340              4,439,217
Time                                                       15,246,866             13,871,559
                                                         -------------         --------------
Total Deposits                                             76,597,107             72,013,589
Interest payable and other liabilities                        679,976                552,649
                                                         -------------         --------------
Total liabilities                                          77,277,083             72,566,238
                                                          -------------         --------------
Sharehoders' equity:
Preferred stock, $10 stated value; 6% Series A,
convertible and redeemable:
Authorized - 10,000,000 shares; issued & outstanding
5,000 in 1995 and  10,300 1994                                50,000                103,000
Common stock, no par value:
Authorized - 20,000,000 shares; issues & outstanding       3,998,809              3,908,616
809,593 in 1995 and 789,525 in 1994
Unrealized loss on securities held for sale                  (13,000)               (76,000)
Retained earnings                                          3,461,859              3,035,028
                                                          -------------         --------------
Total shareholders' equity                                 7,497,668              6,970,644
                                                          -------------         --------------
Total liabilities and shareholders' equity               $84,774,751            $79,536,882
                                                          =============         ==============

Part 1 Item 1
BAY AREA BANCSHARES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                             Three Months           Three Months
                                                                 Ended                 Ended
                                                                6/30/95               6/30/94
Interest Income:                                           -------------         --------------
Interest and fees on loans                                 $1,546,240             $1,382,013
Interest on investment securities                             151,761                147,688
Interest on federal funds sold                                151,226                 71,797
Interest on time deposits with other financial
institutions                                                    1,450                  1,239
                                                           -------------         --------------
Total Interest Income                                       1,850,677              1,602,737
Interest Expense:                                          -------------         --------------
Interest on interest-bearing transaction accounts             327,437                215,227
Interest on savings deposits                                   52,082                 14,847
Interest on time deposits                                     181,971                149,265
Interest on short-term borrowing                                 0                      0
Interest on notes payable and redeemable debentures              0                     3,312
                                                           -------------         --------------
Total Interest Expense                                        561,490                382,651
                                                           -------------         --------------
Net interest income                                         1,289,187              1,220,086
Provision for possible loan losses                             35,000                105,000
                                                           -------------         --------------
Net interest income after provision for
possible loan losses                                        1,254,187              1,115,086
Noninterest income:                                        -------------         --------------
Service charges on deposit accounts                            65,269                 75,789
Net gain (loss) on sales of securities                          0                      0
Net gain on disposal of assets                                  0                        647
Net gain on sale of loans held for sale                       136,312                226,020
Other mortgage banking revenue                                 47,240                 37,246
ATM network revenue                                           383,860                159,915
Other                                                          45,253                 10,013
                                                             -------------         --------------
Total noninterest income                                     677,934                 509,630
Noninterest expense:                                         -------------         --------------
Salaries and related benefits                                648,233                 598,752
Occupancy                                                     93,324                  88,984
Equipment                                                    143,968                  78,099
Professional fees                                             51,980                  79,407
Stationery and supplies                                       38,517                  31,963
Other                                                        467,028                 315,595
                                                             -------------         --------------
Total noninterest expense                                  1,443,050               1,192,800
                                                             -------------         --------------
Income before provision for income taxes                      489,071                431,916
Provision for income taxes                                    204,000                182,000
                                                             -------------         --------------
Net Income                                                   $285,071               $249,916
Earnings per share:                                          =============         ==============
Average common and common equivalent shares outstanding       890,000                865,000
                                                             =============         ==============
Net income per share                                            $0.32                  $0.29
                                                             =============         ==============

Part 1 Item 1
BAY AREA BANCSHARES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                              Six Months             Six Months
                                                                 Ended                 Ended
                                                                6/30/95               6/30/94
Interest Income:                                           -------------         --------------
Interest and fees on loans                                  3,078,465             $2,706,726
Interest on investment securities                             292,864                279,410
Interest on federal funds sold                                217,792                129,122
Interest on time deposits with other financial
institutions                                                    3,125                  3,369
                                                           -------------         --------------
Total Interest Income                                       3,592,246              3,118,627
Interest Expense:                                          -------------         --------------
Interest on interest-bearing transaction accounts             590,942                419,269
Interest on savings deposits                                  104,051                 31,787
Interest on time deposits                                     338,675                297,249
Interest on short-term borrowing                                 0                      0
Interest on notes payable and redeemable debentures              0                     6,288
                                                           -------------         --------------
Total Interest Expense                                      1,033,668                754,593
                                                           -------------         --------------
Net interest income                                         2,558,578              2,364,034
Provision for possible loan losses                             80,000                225,000
                                                           -------------         --------------
Net interest income after provision for
possible loan losses                                        2,478,578              2,139,034
Noninterest income:                                        -------------         --------------
Service charges on deposit accounts                           131,609                150,822
Net gain (loss) on sales of securities                           0                      0
Net gain on disposal of assets                                   0                    21,081
Net gain on sale of loans held for sale                       234,937                342,867
Other mortgage banking revenue                                102,467                 72,185
ATM network revenue                                           687,563                258,167
Other                                                          57,517                 21,383
                                                             -------------         --------------
Total noninterest income                                    1,214,093                866,505
Noninterest expense:                                         -------------         --------------
Salaries and related benefits                               1,277,599              1,142,663
Occupancy                                                     187,972                176,564
Equipment                                                     284,956                140,345
Professional fees                                             108,705                137,102
Stationery and supplies                                        75,445                 55,205
Other                                                         834,855                578,610
                                                             -------------         --------------
Total noninterest expense                                   2,769,532              2,230,489
                                                             -------------         --------------
Income before provision for income taxes                      923,139                775,050
Provision for income taxes                                    380,000                323,000
                                                             -------------         --------------
Net Income                                                   $543,139               $452,050
Earnings per share:                                          =============         ==============
Average common and common equivalent shares outstanding       890,000                865,000
                                                             =============         ==============
Net income per share                                            $0.61                  $0.52
                                                             =============         ==============

Part 1 Item 1
BAY AREA BANCSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                              Six Months             Six Months
                                                                 Ended                 Ended
                                                                6/30/95               6/30/94
Cash flows from operating activities:                       -------------         --------------
Net Income                                                   $543,139               $452,050
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation of premises and equipment                        209,287                 86,718
Provision for possible loan losses                             80,000                225,000
Net gain on sale of assets                                       0                   (21,081)
Funding of loans held for sale                            (15,453,386)           (12,221,580)
Proceeds from the sale of loans held for sale              14,146,192             12,545,513
Net gain on sale of loans held for sale                      (234,937)              (342,867)
Net loss on sale of investment securities                        0                      0
Net ammortization and accretion of investment
premiums and discounts                                         20,530                 37,381
Net decrease (increase) in interest receivable and
other assets                                                   94,536               (133,577)
Net increase in interest payable and other liabilities        127,327                111,012
Net  decrease in deferred loan fees                           (54,203)               (18,578)
                                                            -------------         --------------
Total adjustments                                          (1,064,654)               267,941
                                                            -------------         --------------
Net cash provided by operating activities                    (521,515)               719,991

Cash flows from investing activities:
Net decrease in time deposits with other financial
institutions                                                   94,938                 99,000
Proceeds from sale of investment securities                      0                      0
Proceeds from the maturity of investment securities
held to maturity                                            1,000,000                195,000
Mortgage backed securities principal payments                 114,379                607,705
Purchase of investment securities held to maturity         (2,433,778)            (1,907,853)
Purchase of investment securities held for sale                  0                      0
Net decrease  in gross loans                                2,933,148              4,595,226
Capital expenditures                                         (119,239)              (534,078)
                                                           -------------         --------------
Net cash provided by investing activities                   1,589,448              3,055,000
Cash flows from financing activities:
Net  increase in demand deposits, transaction and savings   3,208,211              3,393,195
Net increase in time deposits                               1,375,307                728,306
Principle payments on short term notes payable                   0                   (50,000)
Proceeds from stock warrants and options exercised             36,718                 83,277
Cash dividends paid                                           (61,638)               (45,266)
                                                            -------------         --------------
Net cash provided by financing activities                   4,558,598              4,109,512
                                                            -------------         --------------
Net increase in cash and cash equivalents                   5,626,531              7,884,503

Cash and cash equivalents,beginning of period              14,761,265             11,980,321
                                                             -------------         --------------
Cash and cash equivalents,end of period                   $20,387,796            $19,864,824
                                                             =============         ==============

    There were no Loans transferred to Real Estate Owned in the second quarter of 1995 or 1994.

BAY AREA BANCSHARES & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All adjustments, which in the opinion of management are necessary for a fair statement of the Company's financial condition at June 30, 1995, results of operations for the three month and six month periods ended June 30, 1995 and the statement of cash flows for the six month period ended June 30, 1995 have been included. These adjustments are of a normal and recurring nature. The results of operations and statement of cash flows are not necessarily indicative of the results for a full year's activity.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's Annual Report for the year ended December 31, 1994.

BAY AREA BANCSHARES & SUBSIDIARIES

ITEM 2
Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2A   Financial Condition

Liquidity

Liquid assets (Cash, Federal Funds Sold, Time Deposits with other Financial Institutions and Investments) increased $6.9 million to $31.7 million over the six month period from December 31, 1994 to June 30, 1995. At year-end, total liquid assets as a percentage of total assets was 31.2% whereas on June 30, 1995 it had increased to 37.4%.

Cash & due from banks increased $2.2 million over the first six months of 1995 to $10.6 million at June 30, 1995. During the first six months of
1995 cash and due from banks averaged $8.8 million.   The portion of the
total cash & due from banks representing ATM network cash inventory has averaged approximately $2.3 million during 1995 and at June 30, 1995 ATM cash was approximately $3.1 million. At December 31, 1994, there was approximately $3.0 in ATM network cash inventory. The reduction in average ATM cash is a result of more aggressive cash management and the closure of unproductive sites.

The increase in total liquid investments was a result of a decline in total net loans outstanding of $3.0 million (5.8%) to $49.0 million and an increase in deposits of $4.6 million (6.4%) to $76.6 million during the
first six months of 1995.   Deposits have averaged $72.4 million thus far
in 1995 and $74.6 million in the second quarter of 1995 while they averaged
$73.4 million during 1994.   Gross loans outstanding have averaged $53.5
million thus far in 1995 as compared to $54.2 million averaged in 1994.

Management feels the decline in demand for loans is primarily a result of intense pricing competition in the marketplace as well as the continuation of a sluggish local real estate economy. Management has embarked on other lending areas to stimulate loan demand, and continues to explore new avenues for lending.

Management feels current liquid assets and current available credit lines are adequate to cover the working capital requirements of the Company and any reasonable needs arising from deposit withdrawals.

Capital

Consolidated equity capital plus reserves increased $559,000 in the first six months of 1995 from $8.5 million or 10.46% of total gross assets at December 31, 1994 to $9.0 million or 10.47% of total gross assets at June 30, 1995.

Bay Area Bank, the Company's wholly owned subsidiary (the Bank) capital plus reserves totaled $9.0 million on June 30, 1995 or 10.42% of total adjusted assets as compared to capital plus reserves of $8.5 million or 10.45% of total adjusted assets at December 31, 1994. At June 30, 1995 the Bank maintained a tier one capital ratio of 10.42% and a tier two capital ratio of 13.20%.

The Bank's capital level continues to exceed State and Federal Deposit Insurance Corporation requirements and satisfies the Federal Reserve Board's current risk-based capital Guidelines.

The Bank declared $150,000 in dividends to the Company in the first quarter. The Company also declared a cash dividends to common shareholders of $.07 per share in the first and second quarters. The second quarter dividend represents sixteen consecutive cash dividends declared by the Company to shareholders.

Item 2B   Results of Operations

Results of Operations

Consolidated operating profits were $285,100 ($.32 per share vs. $.29 in the prior year) for the second quarter of 1995, the highest second quarter in the company's history. This represents a 14% increase over the second quarter of 1994. The second quarter operating profits were comprised of Bank earnings of $301,800 and a Company loss of $16,700.

Consolidated operating profits were $543,200 ($.61 per share vs. $.52 in the prior year) for the first six months of 1995, a 20.2% increase over the same period in 1994 and the highest mid year results in the Company's history. The first half operating profits were comprised of Bank earnings of $577,600 and a Company loss of $34,400.

The increase in second quarter earnings in 1995 versus the second quarter of 1994 is primarily a result of an increase in net interest income of $69,100, a reduction in loan loss provisions of $70,000 and an increase in non interest income of $168,300, offset by an increase of $250,300 in non interest expense.

The increase in earnings for the first six months of 1995 versus the first six months of 1994 is primarily a result of an increase in net interest income of $194,500, a reduction in loan loss provisions of $145,000 and an increase in non interest income of $347,600, offset by an increase of $539,000 in non interest expense.

The growth in net interest income throughout 1995 is primarily a result of rising interest rates throughout the first quarter when 64% ($125,400) of the net interest income growth occurred. This $194,500 increase during the first six months of 1995 was comprised of a $473,600 increase in interest income offset in part by a $279,100 increase in interest expense over the
same period in 1994.    The year to date net interest income to total
average assets has been 6.46% in the first six months of 1995 as compared to 5.91% in the first six months of 1994.

The decline in loan loss provisions in the first half of 1995 as compared to 1994 is primarily a result of lack of loan growth and improved delinquency and performance ratios in the loan portfolio. Loan loss reserves of $1.54 million at June 30, 1995 represent a ratio of 2.93% of
gross loans outstanding.   Total nonearning assets, comprised solely of
nonaccrual loans, at June 30, 1995 were $225,000 or 14.6% of loan loss reserves, and .27% of total assets. Total nonearning assets at December 31, 1994 were $200,000 or 13.3% of loan loss reserves and .25% of total assets.

The $539,000 increase in non interest expense in 1995 can primarily be attributed to the Bank's Electronic Funds Transfer (EFT) department which
operates approximately 45 ATM's throughout the state.   EFT department
expenses were $693,600 in the first six months of 1995 as compared to $284,200 in the first six months of 1994. EFT department revenues grew from $258,200 in the six months of 1994 to $692,300 in the first six months of 1995. The department has experienced a loss of $1,300 thus far in 1995 as compared to $26,000 in the first six months of 1994. Revenues have been growing consistently and management expects the department to contribute to Bank profitability as early as the third quarter of 1995.

The Bank's mortgage department revenues for the first six months of 1995 total $437,700 (which includes $100,300 in interest income) as compared to $467,900 (including $52,900 in interest income) in the first six months of 1994. Mortgage department expenses have been $405,000 during the first six months of 1995 as compared to $398,500 during the first six months of 1994.
Part II Item 4

(a) The 1995 Annual Meeting of the Shareholders of the Registrant was held on May 16, 1995.
(b) The following table shows the votes for, against or withheld, and the broker nonvotes as to each candidate for director. Each candidate was elected.

Name                     Votes For      Votes Against
                                        or Withheld          Broker Nonvotes

Mario A. Biagi           615,862           269                     0
Gary S. Gross            615,862           269                     0
Robert R. Haight         615,862           269                     0
David J. Macdonald       610,804         5,327                     0
Thorwald A. Madsen       611,362         4,769                     0
Alan B. Miller           615,862           269                     0

The shareholders also voted in favor of ratifying Ernst & Young as the Registrant's auditors, with 611,280 shares in favor, 356 shares against, 4,495 shares abstaining, and no broker nonvotes.

Part II - Item 6
(a)
Exhibit
Number           Exhibit


3.1    Restated Articles of Incorporation of
       Company4*

3.2    Amendment to Restated Articles of
       Incorporation5*
3.3    Bylaws of Company, as amended2*

3.4    Amendment to Bylaws of Company2*

4.1    Certificate of Determination of Preferred Stock3*

10.1   # 1983 Non-Qualified Stock Option Plan of the Company1*

10.2   # Non-Qualified Stock Option Agreement
       Pursuant to the 1983 Non-Qualified Stock
       Option Plan of the Company1*

10.3   Lease Entered Into By and Between
       Alan B. Miller and Bay Area Bank*

10.4   # Employment Agreement Between John O. Brooks,
       Bay Area Bancshares and Bay Area Bank dated as of September 2, 1992*

10.5   # Amendment to 1983 Non-Qualified Stock
       Option Plan of Company5*

10.6   Lease Entered Into By and Between
       Eureka Bank and Bay Area Bank dated
       dated December 18, 19906*

10.7   Promissory Note with Liberty Bank dated
       November 18, 19928*

10.8   # 1993 Stock Option Plan9*

10.9 # Forms of Stock Option Agreements9*

10.10 Lease entered into by and between Nine C Corporation and Bay Area Bank dated March 18, 19939*

10.11 #Director Emeritus Agreement*

27    Financial Data Schedule

(b)   Not Applicable

*Previously filed.

1   Filed as Exhibits 10.8 and 10.9, respectively, to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1985.

2   Filed as Exhibits 3.2, and 3.3, respectively, to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1987.

3   Filed as Exhibits 4.1, to the Company's Current Report on Form 8-K
filed September 15, 1988.

4   Filed as Exhibits 3.1, to the Company's Annual Report on Form 10-K for
the fiscal year ended December 31, 1988.

5   Filed as Exhibits 3.2 and 10.11, respectively, to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1989.

6   Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for
the fiscal year ended December 31, 1990.

7   Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for
the fiscal year ended December 31, 1991.

8   Filed as Exhibits 10.4 and 10.7, respectively, to the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1992.

9   Filed as Exhibits 10.8, 10.9 and 10.10 to the Company's Annual Report
on Form 10-K for the fiscal year ended December 31, 1993.

# Management contracts and compensation plans are identified with a number sign ("#").

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAY AREA BANCSHARES
Registrant

Dated:  August 8, 1995

/s/ Robert R. Haight
President and Chief Executive Officer

/s/ Anthony J. Gould
Chief Accounting Officer