Form 10-Q
period 1995-09-30
BAY AREA BANCSHARES
filed 1995-11-13
CIK 701153

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549



FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED September 30, 1995

Commission File Number  2-76003

BAY AREA BANCSHARES


California   #94-2779021

900 Veterans Blvd., Redwood City, CA  94063
Telephone (415) 367-1600


The registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and

x  Yes           No

(2)  has been subject to such filing requirements for the past 90 days.

x  Yes           No


812,593 Shares of Common Stock Outstanding as of September 30, 1995

Part 1 Item 1

BAY AREA BANCSHARES & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS                                                      9/30/95                12/31/94
Cash and due from banks                                   $10,470,983             $8,406,265
Federal Funds Sold                                         15,800,000              6,355,000
                                                         -------------         --------------
Cash and cash equivalents                                  26,270,983             14,761,265
Time deposits with other financial institutions               102,728                197,585
Investment securities available for sale
(market value approximates book value)                      1,510,626              1,439,872
Investment securities held to maturity
(market value of $10,244,000 in 1995 and $8,122,000 in     10,206,790              8,426,348
1994
Loans, net of reserve for possible loan losses
of $1,455,500 in 1995 and $1,505,400 in 1994               50,254,929             52,016,341
Loans held for sale                                         1,888,017                327,586
Premises and equipment,net                                    979,233              1,023,060
Real estate owned                                                   0                      0
Interest receivable and other assets                        1,414,382              1,344,825
                                                         -------------         --------------
Total assets                                              $92,627,688            $79,536,882



LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
 Demand                                                 $22,282,212            $20,818,159
 Interest-bearing transaction                            41,316,761             32,884,654
 Savings                                                  4,490,868              4,439,217
 Time                                                    15,895,922             13,871,559
                                                        -------------         --------------
 Total Deposits                                          83,985,763             72,013,589
Interest payable and other liabilities                      811,076                552,649
                                                        -------------         --------------
 Total liabilities                                       84,796,839             72,566,238
                                                        -------------         --------------
Shareholders' equity:
 Preferred stock, $10 stated value; 6% Series A,
 convertible and redeemable: Authorized - 10,000,000
 shares; issued & outstanding
 3,000 in 1995 and 10,300 in 1994                           30,000                103,000
 Common stock, no par value:
 Authorized - 20,000,000 shares; issued & outstanding    4,033,059              3,908,616
 812,593 in 1995 and 789,525 in 1994
Unrealized loss on securities held for sale                  2,500                (76,000)
Retained earnings                                        3,765,290              3,035,028
                                                       -------------         --------------
  Total shareholders' equity                             7,830,849              6,970,644
                                                       -------------         --------------
  Total liabilities and shareholders' equity           $92,627,688            $79,536,882

 BAY AREA BANCSHARES & SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)
                                                             Three Months           Three Months
                                                                 Ended                 Ended
                                                                9/30/95               9/30/94
Interest Income:                                             -------------         --------------
 Interest and fees on loans                                    $1,584,059             $1,368,506
 Interest on investment securities                                171,147                158,114
 Interest on federal funds sold                                   171,202                 50,669
 Interest on time deposits with other financial institutions        1,466                  1,979
                                                             -------------         --------------
 Total Interest Income                                          1,927,874              1,579,268
 Interest Expense:                                           -------------         --------------
 Interest on interest-bearing transaction amounts                 328,015                229,180
 Interest on savings deposits                                      50,440                 15,334
 Interest on time deposits                                        205,993                152,591
 Interest on short-term borrowing                                       0                      0
 Interest on notes payable and redeemable debentures                    0                  2,438
                                                             -------------         --------------
Total Interest Expense                                            584,448                399,543
                                                             -------------         --------------
Net interest income                                             1,343,426             $1,179,725
Provision for possible loan losses                                 15,000                 75,000
                                                             -------------         --------------
Net interest income after provision for possible loan losses    1,328,426             $1,104,725
 Noninterest income:                                         -------------         --------------
 Service charges on deposit accounts                               64,269                 72,349
 Net loss on sales of securities                                 (16,301)                     0
 Net gain on disposal of assets                                     7,500                     0
 Net gain on sale of loans held for sale                          133,081                 80,251
 Other  Mortgage Banking Revenue                                   51,250                 20,760
 ATM network revenue                                              436,623                263,398
 Other                                                             43,125                  8,936
                                                             -------------         --------------
 Total noninterest income                                         719,547                445,694
 Noninterest expense:                                        -------------         --------------
 Salaries and related benefits                                    685,111                555,213
 Occupancy                                                         93,153                 77,968
 Equipment                                                        136,925                119,287
 Professional fees                                                 74,272                 51,404
 Stationery and supplies                                           31,175                 37,296
 Other                                                            398,700                351,776
                                                             -------------         --------------
Total noninterest expense                                       1,419,336              1,192,944
                                                             -------------         --------------
Income before provision for income taxes                          628,637               $357,475
Provision for income taxes                                        266,000                140,000
                                                             -------------         --------------
Net Income                                                       $362,637               $217,475
Earnings per share:                                          =============         ==============
Average common and equivalent shares outstanding                  915,000                865,000
                                                             =============         ==============
Net income per share                                                $0.40                  $0.25
                                                             =============         ==============

BAY AREA BANCSHARES & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                              Nine Months           Nine Months
                                                                 Ended                 Ended
                                                                9/30/95               9/30/94
Interest Income:                                             -------------         --------------
 Interest and fees on loans                                    $4,662,524             $4,075,232
 Interest on investment securities                                464,011                437,524
 Interest on federal funds sold                                   388,994                179,791
 Interest on time deposits with other financial institutions        4,591                  5,348
                                                             -------------         --------------
Total Interest Income                                           5,520,120              4,697,895
Interest Expense:                                            -------------         --------------
 Interest on interest-bearing transaction amounts                 918,957                648,449
 Interest on savings deposits                                     154,491                 47,121
 Interest on time deposits                                        544,668                449,840
 Interest on short-term borrowing                                       0                      0
 Interest on notes payable and redeemable debentures                    0                  8,726
                                                             -------------         --------------
Total Interest Expense                                          1,618,116              1,154,136
                                                             -------------         --------------
Net interest income                                             3,902,004              3,543,759
Provision for possible loan losses                                 95,000                300,000
                                                             -------------         --------------
Net interest income after provision for possible loan losses    3,807,004              3,243,759
Noninterest income:                                          -------------         --------------
 Service charges on deposit accounts                              195,878                223,171
 Net loss on sales of securities                                 (16,301)                      0
 Net gain on disposal of assets                                    7,500                  21,081
 Net gain on sale of loans held for sale                          368,019                423,119
 Other Mortgage Banking Revenue                                   153,717                 92,945
 ATM network revenue                                            1,124,185                521,565
 Other                                                            100,642                 30,318
                                                             -------------         --------------
Total noninterest income                                        1,933,640              1,312,199
Noninterest expense:                                         -------------         --------------
 Salaries and related benefits                                  1,962,710              1,697,876
 Occupancy                                                        281,125                254,532
 Equipment                                                        421,881                259,632
 Professional fees                                                182,977                188,506
 Stationery and supplies                                          106,620                 92,501
 Other                                                          1,233,555                930,386
                                                             -------------         --------------
Total noninterest expense                                       4,188,868              3,423,433
                                                             -------------         --------------
Income before provision for income taxes                        1,551,776              1,132,525
Provision for income taxes                                        646,000                463,000
                                                             -------------         --------------
Net Income                                                       $905,776               $669,525

Earnings per share:
Average common and equivalent shares outstanding                  915,000                865,000
Net income per share                                                $0.99                  $0.77

BAY AREA BANCSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
                                                              Nine Months           Nine Months
                                                                 Ended                 Ended
                                                                9/30/95               9/30/94
Cash flows from operating activities:                       -------------         --------------
 Net Income                                                    $905,776               $669,525
 Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation of premises and equipment                         319,225                162,948
 Provision for possible loan losses                              95,000                300,000
 Net gain on sale of assets                                      (7,500)               (21,081)
 Net gain on sale of loans held for sale                       (368,019)              (423,119)
 Net loss on sale of investment securities                       16,301                      0
 Net amortization and accretion of investment premiums
 and discounts                                                   35,195                 52,856
 Net increase in interest receivable and other assets           (69,557)              (830,090)
 Net increase (decrease) in interest payable and other
 liabilities                                                    258,427                (60,564)
 Net  decrease in deferred loan fees                            (37,362)               (19,707)
                                                             -------------         --------------
 Total adjustments                                              241,710               (838,757)
                                                             -------------         --------------
 Net cash provided by (used in) operating activities          1,147,486               (169,232)

 Cash flows from investing activities:
  Net decrease in time deposits with other financial
  institutions                                                   94,857                  3,915
  Proceeds from sale of investment securities                         0                      0
  Proceeds from the maturity of investment securities
  held to maturity                                            2,054,375                795,000
  Mortgage backed securities principal payments                 215,627                750,309
  Purchase of investment securities held to maturity         (3,595,053)            (2,076,353)
  Purchase of investment securities held for sale              (499,141)              (500,156)
  Funding of loans held for sale                            (24,877,322)           (16,537,329)
  Proceeds from the sale of loans held for sale              23,684,910             16,960,448
  Net decrease in gross loans                                 1,654,544              5,952,505
  Proceeds from the sale of Real Estate Owned                         0                      0
  Capital expenditures                                         (275,398)              (836,498)
                                                             -------------         --------------
   Net cash (used in) provided by investing activities       (1,542,601)             4,511,841

 Cash flows from financing activities:
  Net increase (decrease) in demand deposits,transaction
  and savings                                                 9,947,811               (420,104)
  Net increase (decrease) in time deposits                    2,024,363             (2,031,926)
  Principle payments on short-term notes payable                      0                (50,000)
  Proceeds from stock warrants and options exercised             50,968                 83,277
  Cash Dividends paid                                          (118,309)               (93,261)
                                                             -------------         --------------
   Net cash  provided by (used in) financing activities      11,904,833             (2,512,014)
Net increase in cash and cash equivalents                    11,509,718              1,830,595
Cash and cash equivalents, beginning of period               14,761,265             11,980,321
                                                             -------------         --------------
Cash and cash equivalents, end of period                    $26,270,983            $13,810,916


There were no loans transferred to Real Estate Owned  in 1995 and 1994 respectively.

BAY AREA BANCSHARES & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


All adjustments, which in the opinion of management are necessary for a fair statement of the Company's financial condition at September 30, 1995, results of operations for the three month and nine month periods ended September 30, 1995 and the statement of cash flows for the nine month period ended September 30, 1995 have been included. These adjustments are of a normal and recurring nature. The results of operations and statement of cash flows are not necessarily indicative of the results for a full year's activity.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's Annual Report for the year ended December 31, 1994.


BAY AREA BANCSHARES & SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Item 2A   Financial Condition

Liquidity

Liquid assets (Cash, Federal Funds Sold, Time Deposits with other Financial Institutions and Investments) increased $13.3 million to $38.1 million over the nine month period from December 31, 1994 to September 30, 1995.
At year-end, total liquid assets as a percentage of total assets was 31.2% whereas on September 30, 1995 it had increased to 41.1%.

Cash & due from banks increased $2.1 million over the first nine months of 1995 to $10.5 million at September 30, 1995.  During the first nine
months of 1995 cash and due from banks averaged $9.1 million.   The portion
of the total cash & due from banks representing ATM network cash inventory has averaged approximately $2.5 million during 1995 and at September 30, 1995 ATM cash was approximately $2.5 million. At December 31, 1994, there was approximately $3.0 in ATM network cash inventory. The reduction in average ATM cash is a result of more aggressive cash management and the closure of unproductive sites.

The increase in total liquid investments was a result of a decline in total net loans outstanding of $1.8 million (3.4%) to $50.3 million and an increase in deposits of $12.0 million (16.6%) to $84.0 million during the first nine months of 1995. Deposits have averaged $75.4 million thus far in 1995 and $83.0 million in the third quarter of 1995 while they averaged $73.4 million during 1994. Gross loans outstanding have averaged $53.7 million thus far in 1995 as compared to $54.2 million averaged in 1994.

Management believes the decline in demand for loans is primarily a result of intense pricing competition in the marketplace as well as the continuation of a sluggish local real estate economy. Management has embarked on other lending areas to stimulate loan demand, and continues to explore new avenues for lending.

Management believes current liquid assets and current available credit lines are adequate to cover the working capital requirements of the Company and any reasonable needs arising from deposit withdrawals.

Capital

Consolidated equity capital plus reserves increased $810,300 in the first nine months of 1995 from $8.5 million or 10.46% of total gross assets at December 31, 1994 to $9.3 million or 9.87% of total gross assets at September 30, 1995.

Bank capital plus reserves totaled $9.3 million on September 30, 1995 or 9.83% of total adjusted assets as compared to capital plus reserves of $8.5 million or 10.45% of total adjusted assets at December 31, 1994. At September 30, 1995 the Bank maintained a tier one capital ratio of 13.08% and a tier two capital ratio of 14.33%.

The Bank's capital level continues to exceed State and Federal Deposit Insurance Corporation requirements and satisfies the Federal Reserve Board's current risk-based capital Guidelines.

The Bank has declared $200,000 in dividends to the Parent company in the first nine months of 1995 and the Company also declared a cash dividends to common shareholders of $.07 per share in the first, second, and third quarters. Total dividends declared to shareholders through the first nine months of 1995 are $176,000. The third quarter dividend represents seventeen consecutive quarterly cash dividends declared by the Parent company to shareholders.


Item 2B   Results of Operations

Results of Operations

Consolidated operating profits were $362,600 ($.40 per share vs. $.25 in the prior year) for the third quarter of 1995, the highest third quarter in the company's history. This represents a 67% increase over the third quarter of 1994. The third quarter operating profits for 1995 were comprised of Bank earnings of $375,700 and a Parent company loss (excluding bank dividends and undistributed earnings) of $13,100.

Consolidated operating profits were $905,800 ($.99 per share vs. $.77 in the prior year) for the first nine months of 1995, a 35.3% increase over the same period in 1994 and the highest nine month results in the Company's history. The first nine months operating profits were comprised of Bank earnings of $953,300 and a Parent company loss
(excluding bank dividends and undistributed earnings) of $47,500.

The increase in third quarter earnings in 1995 versus the third quarter of 1994 is primarily a result of an increase in net interest income of $223,700, a reduction in loan loss provisions of $60,000 and an increase in non interest income of $273,900, offset by an increase of $226,400 in non interest expense.

The increase in earnings for the first nine months of 1995 versus the first nine months of 1994 is primarily a result of an increase in net interest income of $358,200, a reduction in loan loss provisions of $205,000 and an increase in non interest income of $621,400, offset by an increase of $765,400 in non interest expense.

The growth in net interest income throughout 1995 is primarily a result of rising interest rates, which resulted in an increase in net interest margin, and growth in average bank earning assets. The $358,200 increase in net interest margin during the first nine months of 1995 was comprised of a $822,200 increase in interest income offset in part by a $464,000 increase in interest expense over the same period in 1994. Earning assets have averaged $73.2 million through September 30, 1995 as compared to $67.0 million over the same period in 1994. Year to date net interest income to total average assets has been 6.34% in the first nine months of 1995 as compared to 5.89% in the first nine months of 1994.

The decline in loan loss provisions in the first nine months of 1995 as compared to 1994 is primarily a result of lack of loan growth and improved delinquency ratios in the loan portfolio. Loan loss reserves of $1.46 million at September 30, 1995 represent a ratio of 2.70% of gross loans outstanding. Total nonearning assets, comprised solely of nonaccrual loans, at September 30, 1995 were $310,100 or 21.3% of loan loss reserves, and .34% of total assets. Total nonearning assets at December 31, 1994 were $200,000 or 13.3% of loan loss reserves and .25% of total assets.

The $765,400 increase in non interest expense in 1995 can primarily be attributed to the Bank's Electronic Funds Transfer (EFT) department which operates approximately 50 ATM's throughout the state. EFT department expenses were $1,031,100 in the first nine months of 1995 as compared to $562,200 in the first nine months of 1994. EFT department revenues grew from $521,600 in the first nine months of 1994 to $1,124,200 in the first nine months of 1995.

The department contributed $102,600 to pretax income in the third quarter of 1995 as compared to a loss of $14,600 in the third quarter of 1994. The department has contributed $101,300 to pretax income thus far in 1995 as compared to a loss of $40,600 in the first nine months of 1994. Revenues are somewhat seasonal, with the highest month being August, but management expects the department to continue to contribute to Bank profitability in the fourth quarter of 1995.

The Bank's mortgage department revenues for the first nine months of 1995 totaled $674,900 (which includes $152,100 in interest income) as compared to $594,800 (including $78,700 in interest income) in the first nine months of 1994. Mortgage department expenses have been $606,600 during the first nine months of 1995 resulting in pretax profits of $67,300. Mortgage department expenses in the first nine months of 1994 were $574,200 resulting in pretax profits of $20,600.

Part II - Item 6
(a)
Exhibit
Number           Exhibit


3.1    Restated Articles of Incorporation of
       Company 4*

3.2    Amendment to Restated Articles of
       Incorporation 5*

3.3    Bylaws of Company, as amended 2*

3.4    Amendment to Bylaws of Company 2*

4.1    Certificate of Determination of Preferred Stock 3*

10.1   # 1983 Non-Qualified Stock Option Plan of the Company 1*

10.2   # Non-Qualified Stock Option Agreement
       Pursuant to the 1983 Non-Qualified Stock
       Option Plan of the Company 1*

10.3   Lease Entered Into By and Between
       Alan B. Miller and Bay Area Bank 7*

10.4   # Employment Agreement Between John O. Brooks,
       Bay Area Bancshares and Bay Area Bank dated as of September 2, 1992 8*

10.5   # Amendment to 1983 Non-Qualified Stock
       Option Plan of Company 5*

10.6   Lease Entered Into By and Between
       Eureka Bank and Bay Area Bank dated
       dated December 18, 1990 6*

10.7   Promissory Note with Liberty Bank dated
       November 18, 1992 8*

10.8   # 1993 Stock Option Plan 9*

10.9 # Forms of Stock Option Agreements 9*

10.10 Lease entered into by and between Nine C Corporation and Bay Area Bank dated March 18, 1993 9*

10.11 #Director Emeritus Agreement *

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

Dated:  November 6, 1995

/s/ Robert R. Haight
President and Chief Executive Officer

/s/ Anthony J. Gould
Chief Accounting Officer