Form 10-K
period 1995-12-31
BAY AREA BANCSHARES
filed 1996-03-29
CIK 701153

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                 WASHINGTON, D.C. 20549

                                                       FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission File No. 2-76003
                                                   BAY AREA BANCSHARES
(Exact name of registrant as specified in its charter)

California                                                    94-2779021
(State or other jurisdiction of                               IRS Employer
incorporation or organization)                             (Identification No.)

900 Veterans Boulevard, Redwood City, CA                      94063
(Address of principal executive office                        (Zip Code)

(415) 367-1600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES X NO Aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 1996: $ 7,447,000 .

Number of shares of Common Stock outstanding at March 15, 1996:  832,138

                                      DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                                   TABLE OF CONTENTS

                                                                          Page
                                                         PART I

Item 1.       Business                                                     1

Item 2.       Properties                                                   33

Item 3.       Legal Proceedings                                            34
*-
Item 4.       Submission of Matters to a Vote of Security
              Holders                                                      34

                                                        PART II


Item 5.       Market for Registrant's Common Stock and Related
              Stockholder Matters                                          34

Item 6.       Selected Financial Data                                      36

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                   37

Item 8.       Financial Statements and Supplementary Data                  41

Item 9.       Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure                       41

                                                        PART III


Item 10.      Directors and Executive Officers of the
              Registrant                                                   42

Item 11.      Executive Compensation                                       45

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management                                        48

Item 13.      Certain Relationships and Related
              Transactions                                                 51

                                                        PART IV


Item 14.      Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                          53

SIGNATURE                                                                  __

                                                         PART I

Item 1.           Business.

         (a)      General

         Bay Area Bancshares, formerly known as Area Financial Corp (the "Company"), is a California corporation and bank holding company which was incorporated on October 22, 1981. Bay Area Bank (the "Bank") was organized as a California banking corporation in 1979 and, through a reorganization in 1982, became a wholly owned subsidiary of the Company. The Bank is the only active entity affiliated with the Company. It is a full service commercial bank primarily serving Redwood City and San Carlos, California.

         (b)      Executive Officers of the Registrant.

Mr. Robert R. Haight, 67, has served as the Company's President and Chief Executive Officer since May, 1991. Mr. Haight is a director of the Company and the Bank. He is the owner and founder of Woodside Road Insurance Company in Redwood City. Mr. Haight graduated from the University of California at Berkeley in 1952.
         Mr. John O. Brooks, 55, began his position as President/Chief Executive Officer and Director of Bay Area Bank and Chief Operating Officer of Bay Area Bancshares on November 2, 1992. In 1995 he was elected to also serve as a director of Bay Area Bancshares. He has 32 years of experience in the banking industry. From 1990 to 1992, he was President and CEO of Heritage Oaks Bank in Paso Robles. From 1987 to 1990, he was President/CEO at the Bank of Pleasanton and from 1980 to 1987 he held the same position at Foothill Bank in Mountain View, Ca. Mr. Brooks is currently involved in local Rotary groups, serves on the Boards of Directors of the Sequoia YMCA, Peninsula Outreach Programs, IBAA State Chapter, and is a member of the Community Bankers Association, American Bankers Association, and the honor society, Beta Gamma Sigma.

         Mr. Anthony Gould, 34, has been with Bay Area Bank since 1988. He currently serves as the Chief Financial Officer of the Company and Senior Vice President and Chief Financial Officer of the Bank. Prior to his employment at the Bank, Mr. Gould was Controller of Old Stone Bank of California and an auditor at Deloitte and Touche, Certified Public Accountants, in Minneapolis, Minnesota. He successfully completed the uniform Certified Public Accountant's Examination in 1988. Mr. Gould received his MBA in Finance from Cal State-Hayward in 1992 and a BA in Business Administration from The University of Wisconsin - Eau Claire in 1984.

         Frank M. Bartaldo, Jr., 47, has been with Bay Area Bank since 1986. He currently serves as Executive Vice President and Senior Banking Officer of the Bank. In February 1996, Mr. Bartaldo was elected to serve as a director of the company's sole subsidiary, Bay Area Bank. Before his employment at Bay Area Bank, Mr. Bartaldo was a partner in a mortgage banking business and prior to that he was employed for eight years at Wells Fargo Bank. Mr. Bartaldo received his BS in Business Administration from California State University at Chico in 1971.

         Peter J. Altieri, 58, was appointed Senior Vice President/Senior Credit Officer of Bay Area Bank effective April 1, 1994. Prior to his employment with the Bank, Mr. Altieri was Vice President (Loans) of WestCal National Bank in San Mateo. From 1985 to 1992, he was Senior Vice President, Credit Administration with The Financial Center Bank in San Francisco. Mr. Altieri obtained a BA
Degree from the University of California at Berkeley and has attended the National Installment Banking School in Boulder Colorado and Barclays Bank Management School in London.

         (c)      Bay Area Bank - Company Subsidiary.

General Banking Services

         The Bank provides a wide range of commercial banking services to individuals, professionals and small to medium-sized businesses. The services provided include those typically offered by commercial banks, such as: interest-bearing and noninterest-bearing checking accounts, savings and time deposit accounts, business and personal loans, collection services, safe depository facilities, funds transfers, the issuance of money orders, cashiers checks, and the sale of travelers' checks. The Bank also operates a network of off-site Automated Teller Machines (ATMs), and a Mortgage Department, which sells the loans it originates in the secondary mortgage market.

         The Bank does not generally provide international banking or trust services but has arranged for its correspondent banks to offer those and other services to its customers.

         Individuals and small to medium-sized businesses form the core of the Bank's customer and deposit base. In order to attract these types of customers, the Bank offers extensive personalized contact, specialized services and banking convenience, including extended banking hours.

         The Bank is not a member of the Federal Reserve System. However, the deposits of each of its depositors are insured up to $100,000 by the Bank Insurance Fund which is managed by the Federal Deposit Insurance Corporation (the "FDIC").

         The Bank's business is not seasonal with the exception of ATM revenues which are highest in the summer months.

Existing Locations

         The Bank conducts business from its principal office located at 900 Veterans Boulevard, Redwood City, California. One other location in Redwood City houses the Bank's data processing and accounting activities. See "Item 2-Properties". The Bank also operates 55 (as of December 31, 1995) automated teller machines (ATMs) at 35 additional locations in California.

Deposits

         Most of the Bank's deposits are obtained from individuals, professionals and small to medium-sized businesses. As of December 31, 1995, the Bank had a total of 5,027 accounts consisting of 1,339 noninterest-bearing demand deposit (checking) accounts with an average balance of approximately $17,176 each; 2,733 savings, interest-bearing demand, and money market accounts with an average balance of approximately $16,413 each; and 955 certificates of deposit, IRAs and Keoghs with an average balance of approximately $16,885. See "Description of Business - Selected Statistical Information - Deposits and Time Deposits."

         The Bank has a corporate customer whose total deposit relationship comprised approximately 7% of the Bank's total deposit balances at 12/31/95. This customer has never borrowed from the Bank. Bank management believes that the deposit relationship is stable. Given the Bank's ability to raise cash through taking on additional deposits, using its available credit facilities, and the sale of liquid assets, the loss of any one or a few depositors would not have a material adverse effect on the business of the Bank.

Lending Activities

         The Bank concentrates its lending  activities  primarily in four areas:
1) business loans, 2) short-term real estate loans, with a particular emphasis on providing loans to small to medium-sized businesses, 3) construction lending and 4) consumer/installment loans. As of December 31, 1995 these four loan categories accounted for approximately 29%, 46%, 18% and 7%, respectively, of the Bank's gross loan portfolio. The interest rates charged for the various loans made by the Bank vary with the degree of risk and size and maturity of the loans involved and are generally affected by competition, governmental regulation and current money market rates. As of December 31, 1995 the Bank had gross loans outstanding of $60,725,000 and undisbursed loan commitments for $24,347,000.

         For borrowers desiring loans in excess of the Bank's lending limits, the Bank may make such loans on a participation basis with its correspondent banks taking the amount of the loans which are in excess of the Bank's lending limits. In other cases, the Bank may refer such borrowers to larger banks or lending institutions.

         The Bank's business activity is primarily with customers located within San Mateo County. Although management of the Bank attempts to keep the loan portfolio diversified, a significant portion of the loan portfolio is dependent upon the real estate economic sector. If the local real estate sector were to experience a substantial economic decline, it could have a material detrimental effect on the performance of the Bank's loans.

         In an effort to dilute the potential effect of such an event, the Bank has several precautionary measures in place. Generally, the Bank's loans are secured by real estate, stock or other assets. Loans are based on the borrowers' established integrity, historical cash flow, and their willingness and ability to perform on commitments. The Bank's policy is to protect the soundness of the loan and to secure it with collateral where deemed necessary. In the event of loan default, the Bank's means of recovery is through collection efforts and judicial procedures. For most loans, the Bank is required by law to obtain an appraisal of collateral to determine the adequacy of security. Loans secured by real estate generally do not exceed 80% of appraised market value at the time of origination.

         The Bank does not normally make long-term fixed rate loans to be held to maturity. Approximately 80% of the loans in the portfolio were originated as adjustable rate loans. The most frequently used index to determine adjustments is the prime rate as published in The Wall Street Journal. Other indexes used are the six month treasury bill rate and an internal bank base rate. Most of these loans are subject to adjustment on a monthly, quarterly, semi-annual or annual basis. The Bank typically holds the loans originated, in the normal lending activities listed above, to maturity.

Mortgage Banking Services

         The Bank also originates certain mortgage products through its Mortgage Department, which began operations in March 1993, with the intent to sell them in the secondary market. The Mortgage Department typically originates loans secured by first and second deeds of trust on one to four family real estate, with loan to collateral value ratios of up to 90% and up to a 30 year maturity. Loans which do not meet the Bank's loan portfolio underwriting criteria are typically funded with a commitment in place to sell the loans.

         During 1995, the Mortgage Department funded approximately $31.9 million in loans, sold approximately $31.4 million in loans and generated $946,000 in gross revenue. The department contributed $22,700 ( after elimination of a profit on loans sold to the bank of $91,900) to Bank pretax income after allocation of all overhead costs. Due to the service intensive nature of the mortgage lending industry, the largest component of the Mortgage Department's expense was salaries and benefits, which was $483,300 or 58% of total expense. In addition, $134,000 of costs were allocated to the department from the Bank. These costs included $104,000 of internal charges for the use of funds, and $30,000 in administrative support. At December 31, 1995, there was approximately $772,000 in loans held for sale that were originated through the Mortgage Department. Income from the Mortgage Department is volatile, as demand from investors or purchasers of the mortgage products varies and profit margins on loans sold may decrease if demand decreases. The Company is prepared to reduce Mortgage Department expenses if there is a prolonged period of lower revenues in the future.

Electronic Funds Services

         In 1993, the Bank started an Electronic Funds Transfer (EFT) Department with the goal of increasing service fee income primarily by establishing a network of off-site automatic teller machines (ATMs). As of December 31, 1995 the Bank had 55 machines in 35 various locations in California, including tourist centers, horse racing tracks, truck stops and shopping centers. As of December 31, 1995, the Bank's investment in ATMs and related equipment was $1,233,000. This equipment had a book value (cost less accumulated depreciation) of approximately $708,000 at December 31, 1995. The average cash outstanding in the machines throughout 1995 was $2.6 million. The Bank enters into individual agreements with the owner of each site to place the machine; the Bank does not own these premises.

         The Bank receives revenue from each transaction based on a service contract negotiated with the management at each site. During 1995, ATM service fee income was $1,084,000 and ATM interchange and other income was $423,900. Total revenue from the EFT department was $1,507,900. Total expense for the department was $1,369,100 bringing the EFT department's contribution to pretax income for the year to $138,800. These figures include approximately $164,600 in costs allocated to the department from the Bank, including $152,600 in internal charges for the use of funds, and $12,000 in administrative support. Another main component of expense was $251,700 in first line and second line maintenance, which is the cost of servicing these machines by a third party (i.e. adding money, clearing paper jams, etc.). The Bank expects to continue increasing the number of machines in service and to generate greater transaction levels in 1996, with the intent to increase the profitability of the EFT department. Income from the EFT Department may be reduced or may not increase as expected if state or federal regulations are enacted, limiting the ability of the Bank to place more ATMs in service , or limiting the charges the Bank may collect from the use of those ATMs.

Correspondent Banks

         The Bank's primary correspondent banking relationship is with First Interstate Bank, Los Angeles(which is in the process of being acquired by Wells Fargo Bank, N.A. San Francisco). The Bank also has accounts with The Bank of California, Bank of America, The Federal Reserve Bank of San Francisco, Citibank of Nevada, and First USA Bank. These relationships are a result of the Bank's efforts to obtain a wide range of services for the Bank and its customers. The Bank does not expect correspondent bank activities with First Interstate Bank to change as a result of the pending acquisition of First Interstate Bank by Wells Fargo Bank.

         The Bank is also a member of the Federal Home Loan Bank of San Francisco (FHLB). The Bank has purchased $273,300 of FHLB stock, which typically pays quarterly dividends at approximately the 90 day treasury bill yield. The Bank sought membership to the FHLB primarily to access the intermediate and long term credit the FHLB offers.

           The Bank may borrow up to 25% of its assets subject to collateral and additional FHLB stock purchase requirements. Borrowing is limited to seven times the Bank's FHLB stock holdings ($1,913,000). Borrowings in excess of that amount require the purchase of FHLB stock at a ratio of one dollar of stock for every seven dollars of excess borrowing. The additional stock above the original $250,000 purchase may be retired as the debt is repaid. During 1995, the Bank did not have any credit advances from the FHLB.

         The Bank does not currently serve, nor does it have plans to serve, as a correspondent to other banks.

Employees

As of March 15, 1996, the Bank employed 46 full-time employees, including 15 Bank officers, 10 commissioned Mortgage Department sales people, and 8 part-time employees. As of March 15, 1996, the Company employed no full-time or part-time employees. The Bank pays a salary to Mr. Brooks and Mr. Gould and the Bank was reimbursed $12,000 by the Company in 1995 for administrative services rendered by Mr. Brooks, Mr. Gould and the Bank's accounting staff. Mr. Haight receives remuneration for his services through Director fees. See "Business - Executive Officers of the Registrant".

         (d)  Selected Statistical Information

         The following tables present certain consolidated statistical information concerning the business of the Company and its subsidiary (the
Bank). This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations at Item 7, herein, and the consolidated financial statements and the notes thereto included in the Company's 1995 Financial Statements, herein, at Item 8.

Distribution of Average Assets, Liabilities and Shareholders' Equity

         The following table sets forth the distribution of consolidated average assets, liabilities and shareholders' equity for the years ended December 31, 1995 and 1994. Average balances have been computed using daily balances.

                                                                 Year Ended                   Year Ended
                                                                  12/31/95                     12/31/94
                                                           Average                      Average
                                                           Balance       Percent        Balance          Percent
                                                           (000's)      of Total        (000's)         of Total
ASSETS
Cash and Due From Banks                                    $9,277          10.9%         $9,468           11.8%
Interest-Bearing Deposits With Other Banks                    110           0.1             165            0.2

Taxable Investment Securities                               9,432          11.1           8,398           10.4
Non-Taxable Investment Securities                           1,612           1.9           1,676            2.1
Federal Funds Sold                                          9,460          11.2           5,926            7.4
Loans, Net1                                                50,874          60.0          51,809           64.3
Loans Held for Sale                                         1,748           2.1             678            0.8
Premises & Equipment, Net                                     974           1.1             595            0.7
Real Estate Owned                                               0           0.0             580            0.7
Other Assets & Accrued Int. Receivable                      1,353           1.6           1,249            1.6
                                                            -----           ---           -----            ---

Total Assets                                              $84,840         100.0%        $80,544          100.0%
                                                          =======         ======        =======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest-Bearing Transaction Accounts                   $36,567          43.1%        $34,350           42.7%
  Demand                                                   20,613          24.3          19,818           24.6
  Savings                                                   4,504           5.3           2,894            3.6
  Time                                                     15,049          17.7          16,315           20.3
                                                           ------          ----          ------           ----
  Total Deposit                                            76,733          90.4          73,377           91.2

Notes Payable & Debentures                                      0           0               104            0.1
Other Liabilities & Accrued Interest                          582           0.7             433            0.5
Shareholders' Equity                                        7,525           8.9           6,630            8.2
                                                                                          -----            ---


Total Liabilities & Shareholders' Equity                  $84,840         100.0%        $80,544          100.0%
                                                           ======         ======        =======          ======
--------------------

1  Average loans include nonaccrual loans and are net of the allowance for loan losses.


Interest Rates and Differentials

      The following table sets forth information concerning interest-earning assets and interest-bearing liabilities, and respective average yields or rates, the amount of interest income or interest expense, the net interest margin and net interest spread.

                                                                       Year Ended December 31, 1995
                                                                                Interest
                                                                 Average         Income/            Average
                                                                 Balance         Expense            Yield/
                                                                 (000's)         (000's)             Rate
INTEREST-EARNING ASSETS
Interest-Bearing Deposits With Other Banks                         $110               $6              5.5%
Taxable Investment Securities                                     9,432              581              6.2
Non-Taxable Investment Securities                                 1,612               70              4.3
Federal Funds Sold                                                9,460              558              5.9
Loans (Net of loan loss allowance)2,3                            50,874            6,088             12.0
Loans Held for Sale                                               1,748              204             11.7
                                                                  -----              ---             ----
   Total Interest-Earning Assets                                $73,236           $7,507             10.3%

INTEREST-BEARING LIABILITIES
Deposits:
     Interest-Bearing Transaction Accounts                      $36,567           $1,263              3.5%
     Savings                                                      4,504              202              4.5
     Time                                                        15,049              758              5.0
                                                                 ------              ---             ----
     Total Interest-Bearing Liabilities                         $56,120           $2,223              4.0%
                                                                 ======            =====              ====
Net Interest Income and Margin4                                                   $5,284              7.2%
                                                                                   =====              ====
Net Interest Spread5                                                                                  6.3%
                                                                                                      ====

                                                                       Year Ended December 31, 1994
                                                                                Interest
                                                                 Average         Income/            Average
                                                                 Balance         Expense            Yield/
                                                                 (000's)         (000's)             Rate
INTEREST-EARNING ASSETS
Interest-Bearing Deposits With Other Banks                         $165              $8               4.9%
Taxable Investment Securities                                     8,398             518               6.2
Non-Taxable Investment  Securities                                1,676              73               4.3
Federal Funds Sold                                                5,926             243               4.1
Loans (Net of loan loss allowance)2,3                            51,809           5,411              10.4
Loans Held for Sale                                                 678             111              16.4
                                                                    ---             ---              ----
     Total Interest-Earning Assets                              $68,652          $6,363               9.3%
                                                                 ======           =====               ===
INTEREST-BEARING LIABILITIES
Deposits:
     Interest-Bearing Transaction Accounts                      $34,350             903               2.6%
     Savings                                                      2,894              85               2.9
     Time                                                        16,315             594               3.6
Notes Payable and Debentures                                        104              10               9.7
                                                                    ---              --               ---
     Total Interest-Bearing Liabilities                         $53,663          $1,589               3.0%
                                                                 ======           =====               ===
Net Interest Income and Margin4                                                  $4,774               7.0%
                                                                                  =====               ===
Net Interest Spread5                                                                                  6.3%
                                                                                                      ===
---------------

1     Yields on non-taxable investment securities are not tax adjusted.
2     Average loans include nonaccrual loans and are net of allowances for possible loan losses.
3     Loan interest income includes loan fees of $431,900  and $381,800 in 1995 and 1994, respectively.
4     Net interest margin is computed by dividing net interest income by total average interest-earning assets.
5     Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Rate and Volume Variances

      The following tables set forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in average asset and liability balances (volume) and changes in average interest rates. The change in interest, due to both rate and volume, has been allocated to change due to volume and rate in proportion to the relationship of absolute dollar amounts in each.

(Note: Some totals may not foot or agree to financial statements or Management's Discussion by immaterial amounts due to averaging and rounding.)


                                                                                   Year Ended December 31, 1995
                                                                            Compared to 1994
                                                                 Volume           Rate               Total
                                                                 (000's)         (000's)            (000's)
INCREASE (DECREASE) IN INTEREST INCOME
Interest-Bearing Deposits  With Other Banks                      $(3)               $1               $(2)
Taxable Investment Securities                                      64                0                 64
Non-Taxable Investment Securities                                 (3)                0                (3)
Federal Funds Sold                                                145              170                315
Loans                                                            (98)              775                677
Loans Held for Sale                                               176             (83)                 93
                                                                  ---             ----                 --

     Total                                                       $281             $863             $1,144

INCREASE (DECREASE) IN INTEREST EXPENSE

Interest-Bearing Transaction Accounts                             $58             $302               $360
Savings Deposits                                                   47               70                117
Time Deposits                                                    (46)              212                166
Notes Payable and Debentures                                     (10)                0               (10)
                                                                 ----                -               ----
     Total                                                        $49             $584               $633

     Change in Net Interest Income                               $233             $278               $511
                                                                 ====             ====               ====



                                                                                   Year Ended December 31, 1994
                                                                            Compared to 1993
                                                                 Volume           Rate               Total
                                                                 (000's)         (000's)            (000's)
INCREASE (DECREASE) IN INTEREST INCOME
Interest-Bearing Deposits With Other Banks                       $(7)              $1                $(6)
Taxable Investment Securities                                     55              (67)               (12)
Non-Taxable Investment Securities                                  5                2                  7
Federal Funds Sold                                                78               62                140
Loans                                                            (48)             231                182
Loans Held for Sale                                               (1)              70                 69
                                                                  ---            -----              ----

     Total                                                        $82            $299                $380
                                                                   ==             ====                ===

INCREASE (DECREASE) IN INTEREST EXPENSE

Interest-Bearing Transaction Accounts                             $64              $51               $115
Savings Deposits                                                    2               13                 15
Time Deposits                                                      22               11                 33
Notes Payable and Debentures                                      (9)                2                (7)
                                                                   --                -                 -
     Total                                                        $79              $77               $155
                                                                   ==               ==                ===

     Change in Net Interest Income                                 $3             $222               $225
                                                                   ==             ====               ====

GAP Table

         The following table shows the Company's interest sensitive assets and liabilities based on respective maturity dates or earliest repricing opportunities (whichever is earliest) as of December 31, 1995 (in thousands of dollars). Non accrual loans of $470,100 are excluded from the table below. Loans held for sale of $772,000 are included below at their stated maturity/repricing date. Adjustable rate loans which have reached an interest rate floor or ceiling are considered fixed rate loans in accordance with FDIC accounting guidelines.

                                    3 Months       3 to 6       6 Months          1 Year     More than
ASSETS                               or Less       Months      to 1 Year      to 5 Years       5 Years         Total
                                     -------       ------      ---------      ----------       -------         -----
Fed Funds Sold                        $9,800           $0             $0              $0            $0        $9,800
CD Investments                           103            0              0               0             0           103
Investments                              502        1,000            757          10,985             0        13,244
Gross Loans                           23,965       15,293         10,196           8,360         3,213        61,027
                                      ------       ------         ------           -----         -----        ------
Total (A)                            $34,370      $16,293        $10,953         $19,345        $3,213       $84,174
                                      ======      =======        =======         =======        ======       =======

LIABILITIES
Money Market & Savings               $44,856           $0             $0              $0            $0       $44,856
Time Deposits                          7,848        3,448          2,621           2,208             0        16,125
Notes Payable                              0            0              0               0             0             0
                                  ----------    ---------      ---------       ---------           ---    ----------
Total (B)                            $52,704       $3,448         $2,621          $2,208            $0       $60,981
                                     =======       ======         ======          ======            ==       =======

GAP (A) - (B)                      ($18,334)      $12,845         $8,332         $17,137        $3,213       $23,193
                                   =========      =======         ======         =======        ======       =======

GAP / (A) %                          -53.34%       78.84%          76.07%         88.59%        100.00%       27.55%
                                     ======        =====           =====          =====         ======        =====


Cumulative Gap                     ($18,334)     ($5,489)         $2,843         $19,980       $23,193       $23,193
                                   =========     ========         ======         =======       =======       =======

Cumulative Gap %                     -53.34%      -10.83%          4.61%          24.68%        27.55%        27.55%
                                     ======       ======            ====          =====         =====         =====


         The table shows the Company had approximately $61.6 million dollars in assets and $58.8 million in liabilities which mature or can reprice during 1996. This indicates a cumulative one year GAP position of approximately 4.6% of one year assets. Because $2.8 million more assets than liabilities can mature or reprice in 1996, the Company was slightly asset sensitive at December 31, 1995 (i.e., net interest margin will most likely expand when rates rise and compress if rates fall).

          Historically, the Company has maintained a strong net interest margin as compared to the overall banking industry. The Company manages its net interest rate margin by using defensive strategies such as extending the maturity or repricing of new liability fundings or shortening the maturity or repricing of new assets fundings. In addition, the Company has had success in recent years in growing demand deposits, which do not pay interest, thus lowering the cost of funds and exposure to rising rates.

        The Company's net interest margin (net interest income divided by average earning assets, see Item 1 "Business, Interest Rates and Differentials") was 7.2% in 1995, 7.0% in 1994 and 6.9% in 1993. The Company uses a computer software program which goes beyond a simple GAP analysis in its asset and liability management and measurement of interest rate exposure. This software quantifies and estimates the speed that different indexes and rates move relative to each other as well as the effect of interest rate "ceilings and floors." It also estimates the repricing speed that will most likely occur in the Company's deposit portfolio. This information is used as an indicator of the Company's real interest rate risk position, and to determine the pricing of loans and deposits, as well as to make investment decisions.

         Management believes that declining rates may compress the Company's net interest margin in 1996 but the effect may be mitigated by growth in the Company's balance sheet and by the use of defensive strategies described above.

Investment Portfolio

         The investment portfolio is used primarily for investment income and secondarily to provide a source of liquidity to the Company through the sale and maturity of securities and through pledging of securities to secure borrowings. The investments purchased are readily marketable and have a stated or expected maturity of five years or less so as to reduce the impact on the portfolio's value when changes in interest rates occur in the marketplace.

         In 1995, the Company held $3,111,000 million in U.S. Treasury and Mortgage backed Securities, with a carrying value of approximately $3,101,000 at December 31, 1995, as "Available for Sale" pursuant to Financial Accounting Standard Board Statement No. 115 (SFAS No. 115). The Company's intent is to hold the remainder of the instruments until maturity and management believes that the Company has the ability to do so. The FASB allowed companies to revisit the designations of their "held to maturity" and "available for sale" securities in the fourth quarter of 1995. In December of 1995, the Company elected to transfer a security from its held to maturity portfolio to its available for sale portfolio in anticipation that it may be sold prior to maturity. The security had an amortized cost of $595,000 and an unrealized loss of $13,000 at the time of transfer.

During 1995, the Company sold a security with a par value of $500,000 from its "available for sale" portfolio. As a result of this transaction, the Company realized a loss of $16,000. The Company did not sell any securities in 1994.

         The total investment portfolio at December 31, 1995 and 1994 had an average expected maturity of approximately 2.1 and 2.4 years, respectively. Expected maturity differs from actual maturity in the case of mortgage-backed securities due to the possibility of the loans being paid-off or refinanced before the maturity date.

         At December 31, 1995, the Company's total investment portfolio (which includes both available for sale and held to maturity securities) had a net unrealized gain of $146,000 (or 1.1% of the total portfolio), while on December 31, 1994 there was a $381,000 net unrealized loss (3.8%of the total portfolio). The unrealized gain at December 31, 1995 was comprised of a $136,000 net unrealized gain in the Investment Securities Held to Maturity and a $10,000 gain in the Investment Securities Available for Sale. The unrealized loss at December 31, 1994 was comprised of a $305,000 net unrealized loss in the Investment
Securities Held to Maturity and a $76,000 loss in the Investment Securities Available for Sale. The increase in the market value of the portfolio was a result of declining interest rates in the bond market in 1995, which increased the relative market value of the Company's fixed rate bond portfolio.

           The Company has purchased municipal securities since June 1991 in an effort to lower the Company's effective tax rate. The Company held municipal securities with an amortized cost of $1,582,000 at December 31, 1995. The Company's effective tax rate was 40.9% in 1995, 40.2% in 1994 and 40.5% in 1993.

         The amortized cost and market value of the portfolio of investment securities as of December 31, 1995 and 1994 were as follows:


                                         INVESTMENT SECURITIES HELD TO MATURITY

                                                                           December 31, 1995
                                                           Amortized            Market            Unrealized
                                                             Cost                Value            Gain(Loss)
                                                            (000's)             (000's)             (000's)
U.S. Treasury and Securities of
Other Government Agencies and Corporations                  $4,046               $4,082                 $36
States of the U.S. and Political Subdivisions                1,582                1,584                   2
Mortgage Backed Securities                                   4,505                4,603                  98
                                                             -----                -----                  --


Total                                                      $10,133              $10,269                $136
                                                            ======               ======                 ===

                                                                           December 31, 1994

                                                           Amortized            Market            Unrealized
                                                             Cost                Value            Gain(Loss)
                                                            (000's)             (000's)             (000's)
U.S. Treasury and Securities of

Other Government Agencies and Corporations                  $4,574               $4,458              ($116)
States of the U.S. and Political Subdivisions                1,586                1,539                (47)
Mortgage Backed Securities                                   2,267                2,125               (142)
                                                             -----                -----               -----

Total                                                       $8,427               $8,122              ($305)
                                                            ======               ======              ======


                                        INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                                           December 31, 1995

                                                           Amortized            Market            Unrealized
                                                             Cost                Value            Gain(Loss)
                                                            (000's)             (000's)             (000's)

U.S. Treasury Securities                                    $2,507               $2,516                  $9
Mortgage Backed Securities                                     594                  595                   1
                                                               ---                  ---                   -
Total                                                       $3,101               $3,111                 $10
                                                             =====                =====                  ==


                                                                           December 31, 1994

                                                           Amortized            Market            Unrealized
                                                             Cost                Value            Gain(Loss)
                                                            (000's)             (000's)             (000's)

U.S. Treasury Securities                                    $1,515               $1,439               $(76)
                                                             =====                =====                ====

The following table is a summary of the relative maturities and weighted average yields of investment securities as of December 31, 1995. Yields on securities have been calculated by dividing interest income, adjusted for amortization of premium and accretion of discount, by the amortized cost of the related securities. Yields on municipal securities are calculated on a tax equivalent basis using a tax rate of 40%.

                                         INVESTMENT SECURITIES HELD TO MATURITY

                                                         U.S. Treasury              States of
                                                       and Securities of          the U.S. and           Mortgage
                                                       Other Government             Political             Backed
                                                    Agencies & Corporations       Subdivisions          Securities

Maturing in One Year or Less

     Amount (000's)                                         $1,253                    $400                 $501
     Yield                                                   5.24%                    6.75%                6.98%

Maturing After One but Within
     Five Years
     Amount (000's)                                         $2,520                   $1,182               $4,004
     Yield                                                   5.93%                    6.74%                7.43%

Maturing After Five but Within
     Ten Years
     Amount (000's)                                           $0                       $0                   $0
     Yield                                                    --                       --                   --


                                                   EQUITY SECURITIES*

                                                         U.S. Treasury              States of
                                                       and Securities of          the U.S. and           Mortgage
                                                       Other Government             Political             Backed
                                                    Agencies & Corporations       Subdivisions          Securities

     Amount (000's)                                          $273                      --                   --
     Yield*                                                  4.88%                     --                   --


*    Equity Securities consist of Federal Home Loan Bank stock.


                                        INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                         U.S. Treasury              States of
                                                       and Securities of          the U.S. and           Mortgage
                                                       Other Government             Political             Backed
                                                    Agencies & Corporations       Subdivisions          Securities
Maturing in One Year or Less
     Amount (000's)                                          $505                      --                   --
     Yield                                                   5.98%

Maturing After One but Within

     Five Years                                             $2,002                     --                  $594
     Yield                                                   5.79%                                         5.91%

Loan Portfolio

         The following table shows the composition of loans by type of loan or borrower as of December 31, 1995 and 1994:

                                                           December 31, 1995               December 31, 1994
                                                                     (000's)                         (000's)

Commercial and Financial                                             $17,390                         $15,668
Real Estate--Construction                                             10,849                           6,856
Real Estate--Mortgage                                                 27,962                          26,446
Installment Loans to Individuals                                       4,524                           4,552
                                                                       -----                           -----
     Total                                                           $60,725                         $53,522

Less:
  Reserve for Possible Loan Losses                                     1,516                           1,505
                                                                       -----                           -----
Loans Held to Maturity--Net                                          $59,209                         $52,017
                                                                      ======                          ======
Loans Held for Sale                                                     $772                            $327
                                                                         ===                             ===


         Total portfolio loans (excludes loans held for sale), net of reserves, increased $7.2 million from $52.0 million at December 31, 1994 to $59.2 million at December 31, 1995. This increase in the portfolio occurred primarily in the fourth quarter. Portfolio loans averaged $50.9 million in 1995 a decrease of $900,000 in comparison to average portfolio loans of $51.8 million in 1994.

         The Company's market area is primarily suburban and within commuting distance of downtown San Francisco and San Jose. Housing prices in the San Francisco Bay Area escalated rapidly in the late 1980's, creating demand for more affordable new home construction. The housing market slump beginning in 1990 has resulted in decreased demand and decreasing property values that continued through 1994 but which management believes property values have begun to stabilize in 1995.

         Commercial and financial lending is typically to professional corporations and companies with sales from $1 million to $10 million. Commercial revolving lines of credit are made for short-term working capital purposes and are normally secured by business assets. The Company evaluates these lines based upon the borrower's ability to service the debt through its business trade cycles. Business term loans are granted for expansion or equipment acquisition. These loans are typically repaid within five years and are granted after evaluation of the borrowers' ability to service the debt through its business operations.

         The Company's real estate construction loans are primarily for single family residences and commercial properties under $2 million located within San Mateo and Santa Clara counties. Loans are made to developers with a successful history of developing projects in the Company's market area. Loan to value ratios on construction loans depend upon the nature of the property, whether the property is residential or commercial and whether or not it is to be owner occupied. Typically, for residential construction loans, whether built to be owner-occupied or not, the Company's policy is to require that the loan-to-value ratio be no more than 70% and that the borrower have no less than a 50% equity interest in the land. With respect to commercial construction loans, the Company typically requires that the loan not exceed 65% of the value of the property based on capitalization of projected net income.

         The Company's policy is to maintain an interest reserve for the life of a construction loan, or verify adequate cash reserves or income sources to service the loan. Progress payment disbursements are made upon receipt of lien waivers, or after analysis of the project's progress by a Construction Loan Officer. The construction lending officers for the loan also make unannounced visits to the site. Construction loan balances averaged $8.5 million in 1995 compared to $6.3 million in 1994, an increase of 35%. There were no loan losses or transfers to real estate owned from construction loans in 1995 or 1994.

         The Company generally does not make first deed of trust, one to four family real estate loans to be held in portfolio. However, in the event that such a loan is made, the loan amount will generally not exceed 75% of the current market value of the collateral on owner occupied properties. For non-owner occupied first deed of trust, one to four family real estate loans, the Company requires that the loan-to-value ratio be no more than 70%. Fixed rate loans of this type have a maturity of five years or less. Loans with annual or more frequent rate adjustment periods have a maximum maturity of fifteen years. Loan amortizations do not exceed twenty-five years.

         The Company originates loans for sale in the secondary market that are secured by first and second deeds of trust on one to four family real estate, with loan to collateral value ratios of up to 90% and up to a 30 year maturity, through its Mortgage Department, which began operations in 1993. See discussion of the Mortgage Banking Services at Item 1.c.

         Included in installment loans to individuals are home equity lines of credit which are secured primarily by second trust deeds on single family residences. The Company requires a loan-to-value ratio of no more than 75% for home equity loans. Rates adjust annually and terms do not exceed fifteen years. The Company offers new and used direct automobile financing. Automobile loan terms do not exceed five years for new vehicles, with shorter terms for used cars depending on the age of the vehicle. Loans are made for up to 90% of the wholesale value for used autos and 80% of purchase price, including tax and license, on new vehicles. The Company originates and funds all of its automobile loans directly and does not engage in indirect automobile financing or the purchase of loans from auto dealers and other third party sources. Automobile loans are included in the installment loan category.

         The Company had standby letter of credit commitments aggregating $101,000 and $235,000 at December 31, 1995 and December 31, 1994, respectively. In addition, the Company had commitments to grant $6.7 million in real estate construction loans, $14.3 million in commercial loans, $1.0 million in consumer loans and $2.3 million in other real estate loans at December 31, 1995.

Loan Concentrations

         The Company held $17.4 million, or 29% of the Company's total loans, in Commercial and Financial loans at December 31, 1995. Since a majority of these loans are to businesses in the San Mateo county area, a major economic recession in that area could have a significant and detrimental impact on the Company.

         There were also $28.0 million or 46% of its total loans in real estate mortgage loans. These loans are generally secured by first deeds of trust on commercial properties and are due in five years or less.

         At December 31, 1995, approximately $10.8 million or 18% of the Company's total loans consisted of real estate construction loans. In addition, as discussed above, undisbursed construction loan commitments totalled $6.7 million.

         The Company is subject to the fluctuations of the California housing market generally and specifically in the San Mateo and Santa Clara County areas. The Company's construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the Company's service area and market availability of conventional real estate financing to repay such construction loans since the Company does not usually require take-out commitments. General economic conditions and, more specifically, changes in real estate values in California and the San Mateo and Santa Clara County areas could have an impact on the repayment of construction and conventional real estate loans. There can be no assurance that builders or developers will find buyers for the types of properties being constructed at prices which will insure repayment to the Company. A significant decline in real estate values and/or the demand for housing in California or in the San Mateo and Santa Clara County areas could have a material adverse impact on the financial condition of the Bank.

Maturity Distribution and Interest Rate Sensitivity of Loans

            The following tables show the estimated maturity distribution (in thousands of dollars) of the Company's loan portfolio, as of December 31, 1995. The timing of payments is based on the final maturity of the loans, rather than amortization schedules. Loans held for sale of approximately $772,000 are included. Non accrual loans of $470,100 are excluded from the table below. Adjustable rate loans which have reached an interest rate floor or ceiling are considered fixed rate loans in accordance with FDIC accounting guidelines.

Commercial Loans:
         Loans with a Remaining Maturity of:
              One Year or Less                                                             $4,547
              Over One Year to Five Years                                                   7,241
              Over Five Years                                                               5,602
                                                                                            -----

              Total                                                                       $17,390

Construction Loans
         Loans with a Remaining Maturity of:
              One Year or Less                                                             10,849
              Over One Year to Five Years                                                       _
              Over Five Years                                                                   _
              Total                                                                       $10,849
                                                                                          =======

Real Estate, Installment and Other
         Loans with a Remaining Maturity of:
              One Year or Less                                                            $10,969
              Over One Year to Five Years                                                  10,354
              Over Five Years                                                              11,935
                                                                                           ------
              Total                                                                       $33,258
                                                                                          =======

              Grand Total                                                                 $61,497

Total Loans  Due in One  Year or  More
         Fixed Rate Loans with a Remaining Maturity of:
              Over One Year to Five Years                                                  $8,360
              Over Five Years                                                               3,213
                                                                                            -----
              Total Fixed Rate loans due in One Year or More                              $11.573
                                                                                          =======

         Variable Rate Loans with a Repricing Frequency Of:
              Annually or more frequently, but less frequently than quarterly             $23,559
              Total Variable Rate Loans due in One Year or More                           $23,559

              Total Loans due in One Year or More                                         $35,132
                                                                                          =======

Nonaccrual, Past Due and Restructured Loans

         The following table shows the amount of loans classified as nonaccrual, 90 days or more past due as to principal and/or interest and restructured (as defined in Statement of Financial Accounting Standards 15) as of December 31, 1995 and 1994:


                                                         December 31,                   December 31,
                                                             1995                           1994
                                                            (000's)                        (000's)

Nonaccrual Loans                                              $470                           $200
Accruing Loans Past Due 90
     Days or More                                               25                              0
Restructured Loans                                               0                              0
                                                             -----                          -----

     Total                                                    $495                           $200
                                                               ===                            ===


         At December 31, 1995 and 1994, the Company carried an unsecured loan (with a principal balance of $156,100 at December 31, 1995) on nonaccrual status. The borrower has maintained current interest payments since the loan was originally made. The Company, however, is not recognizing these payments as interest income at this time. Despite making principal reductions of $343,900 on the original loan of $500,000, the borrower has not met the original schedule of principal reductions, and the Bank is not recognizing interest income and has been applying all payments to principal. If the borrower continues to make regular payments the bank will most likely recognize the deferred interest income (approximately $83,600 at December 31, 1995) after all principal has been retired. This loan is currently being modified and its risk of default has been considered by management in determining the year-end loan loss reserve of $1,516,000.

          There were seven loans totaling $339,000 past due 90 days or more at December 31, 1995. There were no loans past due 90 days or more at December 31, 1994. There were five loans totaling $821,000 past due 90 days or more at December 31, 1993. Loans past due 30 days or more but less than 90 days at December 31, 1995, 1994 and 1993, totalled $509,200, $636,000 and $508,600, respectively.

         Loans are generally placed on a nonaccrual status and any accrued but unpaid interest income is typically reversed and charged against income when payment of interest or principal on the loan is 90 or more days past due. The interest accrued through 90 days may not be reversed when a loan is placed on nonaccrual status if, in the opinion of management, the collateral is sufficient to support the principal, accrued interest and any other liens, and the loan is in the process of collection. Real estate and consumer loans which are well secured by residential property or highly marketable collateral and which are in the process of collection, or if other circumstances exist which would justify the treatment of the loan as fully collectible, may be excepted for limited periods. Additionally, loans are placed on nonaccrual if classified doubtful or if full and timely collection becomes uncertain. Loans in the nonaccrual category are treated as nonaccrual loans even though the Company may ultimately recover all or a portion of the interest due. The classification of a loan as a nonaccrual loan is not necessarily indicative of a potential charge-off. The Company believes its procedures for administering and reviewing its loan portfolio are effective in identifying loans where significant problems exist.

         Restructured loans reflect situations where, due to the inability of the borrower to comply with the original terms of the loan, the terms have been modified, usually with an extension in maturity. These loans may reflect accrual of interest at a reduced rate. The Company's policy is to place restructured loans on nonaccrual status until such time as management determines the restructured loan's performance warrants the recognition of interest on an accrual basis. The Company may also change the terms of a loan in return for additional consideration from the borrower such as additional collateral, accelerated payment terms or principal reductions. In such cases if Company management feels the Company's position has substantially improved from the terms of the original note, the loan will not be classified as restructured.

         Interest income on loans on nonaccrual status during the year ended December 31, 1995, that would have been recognized in that year if the loans had been current in accordance with their original terms, totalled $43,000.

         There were no loans, other than those discussed above, as of December 31, 1995, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with the existing loan repayment terms. The Company adopted Financial Accounting Standards Board Statement No. 114 (SFAS No. 114), Accounting by Creditors for Impairment of a Loan, effective January 1, 1995. As a result of applying the new rules, certain impaired loans, generally non-accrual loans, are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The valuation allowance for impaired loans at December 31, 1995 under SFAS No. 114 was $185,000 which is included in the Company's allowance for possible loan losses.

Summary of Loan Loss Experience

         Inherent in the lending function is the fact that loan losses will be experienced and the risk of loss will vary with each type of loan made and the credit worthiness of the borrower over the term of the loan. To reflect the currently perceived risks of loss associated with its loan portfolio, additions are made to the Company's allowance for possible loan losses. The Company's allowance has been created by direct charges against operations through the provision for loan losses.

         The allowance for possible loan losses is based upon actual loan losses incurred, recoveries of previously charged off loans and other factors which, in management's judgment, deserve recognition in estimating possible loan losses, including credit risks associated with specific loans as determined by management and regulatory agencies, the historical relationship between charge-offs and the level of the allowance, the amount of past due and non-performing loans and prevailing economic conditions. In determining the actual allowance for possible loan losses to be maintained and in revising risk category assignments from time to time, management also considers the comments of a third party loan review consultant hired by the Company on a quarterly basis. Thus, the actual calculation of the adequacy of the allowance is augmented by an analysis of the present and prospective financial condition of certain borrowers, industry concentrations within the portfolio and general economic conditions.

         The above factors used by management are essentially judgmental. After reviewing these factors, management has established the allowance at $1,516,000 or 2.5% of total gross loans at December 31, 1995. There can be no assurance that in any given period the Company might not sustain charge-offs which are substantial in relation to the size of the allowance. Loans are charged to the allowance for possible loan losses when a loss is considered probable. It is the policy of management to make additions from earnings to the allowance in relation to anticipated loan charge-offs and the inherent risk given the portfolio's composition. The continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future allowance levels.

         An analysis of the reserve for loan losses for the fiscal years ending December 31, 1995 and 1994 follows:

                                                                                  1995            1994
                                                                               (000's)         (000's)
Allowance for possible loan losses--January 1                                   $1,505          $1,006
Loans Charged Off:
Commercial and Financial                                                         (213)               0
Real Estate--Construction                                                            0               0
Real Estate--Mortgage                                                                0               0
Installment Loans to Individuals                                                  (20)             (3)
                                                                                  ----              --
Total Loans Charged Off                                                          (233)             (3)
Recoveries:
     Commercial and Financial                                                       33             202
     Real Estate--Construction                                                       0               0
     Real Estate--Mortgage                                                           0               0
     Installment Loans to Individuals                                                1               0
                                                                                     -               -
Total Recoveries                                                                    34             202
                                                                                    --             ---

(Charge-Offs) Net Loan Recoveries                                                (199)             199
Provision for Possible Loan Losses                                                 210             300
                                                                                   ---             ---

Allowance for Possible Loan Losses--December 31                                 $1,516          $1,505
                                                                                 =====           =====

(Charge-Offs)  Net Recoveries as a Percentage of
  Average Outstanding Loans                                                     (.36)%            .38%

Allowance For Possible Loan Losses as a
   Percentage of Gross Loans at Year End                                         2.50%           2.80%

Allowance For Possible Loan Losses as a
   Percentage of Non-Performing Loans                                             323%            753%

Non-Performing Loans as a Percentage of
     Gross Loans at Year End                                                      .76%            .37%

Non-Performing Assets as a Percentage of
     Total Assets at Year End                                                     .50%            .25%

Loans:
Average Gross Loans Outstanding During Year                                    $54,539         $52,487

Total Gross Loans at End of Year                                               $60,725         $53,849


         As illustrated in the table above, loan charge-offs exceeded recoveries by $199,000 in 1995 while loan recoveries exceeded charge-offs by $199,000 in 1994.

         Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Company's position. The primary risk elements considered by management with respect to each installment and conventional real estate loan is lack of timely payment and the value of the collateral. The primary risk elements considered by management with respect to real estate construction loans are fluctuations in real estate values in the Company's market areas, fluctuations in interest rates, the availability of conventional financing, the demand for housing in the Company's market areas, and general economic conditions. (See "Loan Portfolio" and "Loan Concentrations," above.) The primary risk elements with respect to commercial loans are the financial condition of the borrower, general economic conditions in the borrower's market area, the sufficiency of collateral, the timeliness of payment, and, with respect to adjustable rate loans, interest rate fluctuations. Management has a policy of requesting and reviewing annual financial statements from its commercial loan customers and periodically reviews the existence of collateral and its value. As indicated by the table above, commercial loans have been the largest category of loans charged-off in the last two years.

         While it is the Company's policy to charge off in the current period those loans where a loss is considered probable, there also exists the risk of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Because this risk is continually changing in response to factors beyond the control of the Company, such as the state of the economy, management's decisions as to the level of the provision are necessarily approximate. At December 31, 1995 commercial loans comprised approximately 29% of gross loans, real estate mortgage loans were 46%, real estate construction loans were 18% and installment and other loans were 7%. At December 31, 1994, commercial loans comprised approximately 29% of gross loans, real estate mortgage loans were 49%, real estate construction loans were 13% and installment and other loans were 9%. The allowance for possible loan losses at December 31, 1995 of $1,516,000 could be allocated approximately as follows: commercial loans, $750,000; real estate mortgage, $300,000; real estate construction, $350,000; and installment loans, $116,000. The allowance for possible loan losses at December 31, 1994 of $1,505,000 can be allocated approximately as follows: commercial loans, $700,000; real estate mortgage, $350,000; real estate construction, $350,000; and installment loans, $105,000.

         The allowance for possible loan losses is maintained without any internal allocation to the segments of the loan portfolio. The above information is being presented in accordance with the Securities and Exchange Commission's requirements to provide an allocation of the allowance. The allocation is based on the subjective estimates that take into account historical loss experience and management's current assessments of the relative risk characteristics of the portfolio as of the reporting date noted above and as described more fully under the section "Summary of Loan Loss Experience".

         Among other factors, any loans classified for regulatory purposes as either substandard, doubtful or loss are considered when determining the adequacy of the allowance for possible loan losses. Management believes that these loans do not represent or result from trends or uncertainties which are reasonably expected to materially impact future operating results, liquidity or capital resources of the Company or the Bank.

         In assessing adequacy of the allowance for possible loan losses, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate.

Real Estate Owned

         At December 31, 1995 and 1994, the Company had no real estate owned ("REO").

Deposits

         The following table reflects average balances and the average rates paid for the major categories of deposits for the years ended December 31, 1995 and 1994:



                                                                               Year Ended December 31,
                                                    1995 Average           1995        1994 Average        1994
                                                         Balance        Average             Balance     Average
                                                         (000's)           Rate             (000's)        Rate

Non-interest bearing demand deposits                     $20,613            --%             $19,818         --%
Interest bearing transaction  accounts                    36,567           3.5%              34,350        2.6%
Savings Deposits                                           4,504           4.5%               2,894        2.9%
Time Deposits                                             15,049           5.0%              16,315        3.6%
                                                          ------                             ------
       Total Deposits                                    $76,733          2.90%             $73,377        2.2%
                                                          ======                             ======



Time Deposits

       The following table sets forth, by time remaining to maturity, the domestic time deposits in amounts of $100,000 or more at December 31, 1995.


                                                                      December 31,
                                                                           1995
Time Deposits Maturing In                                                (000's)

       Three months or less                                               $3,214
       Over three through six months                                       1,696
       Over six through twelve months                                      1,132
       Over twelve months                                                  1,808
                                                                           -----

            Total                                                         $7,850


Selected Financial Ratios

       The following table sets forth certain financial ratios for the periods indicated (averages are computed using monthly figures):

                                                                    Year Ended December 31,
                                                                  1995            1994
Net income to:
       Average total assets                                       1.43%           1.18%

       Average shareholders' equity                              16.09%          14.28%

*Cash dividend payments to:
       Net income                                                19.90%          19.85%
       Average shareholders' equity                               3.20%           2.84%

Common Stock Dividend per share to:
       Primary earnings per share                                21.17%          21.10%
       Fully Diluted earnings per share                          22.14%          21.10%

Average shareholders' equity to:
       Average total assets                                       8.87%           8.23%

* Includes both common stock and preferred  stock cash dividends


         (e)  Competition

         The Company's primary market area consists of the entire city of Redwood City and portions of Menlo Park, Woodside and San Carlos. The banking business in California generally, and specifically in the Company's primary market area, is highly competitive with respect to both loans and deposits. The business is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. Many of the major commercial banks offer certain services (such as international, trust and securities brokerage services) which are not offered directly by the Company. By virtue of their greater total capitalization, such banks have substantially higher lending limits than the Company and substantial advertising and promotional budgets.

         However, smaller independent financial institutions also represent a competitive force. To illustrate the Company's relative market share, total deposits in financial institutions in Redwood City, California ( the Bank's primary market place) at December 31, 1995 approximated $1.95 billion. This market is allocated approximately as follows: Banks 35%, Savings and Loans 23% and Credit Unions 42%. The Company's deposits at December 31, 1995 represent approximately 4.3% of total deposits and approximately 12% of bank deposits.

         To compete with major financial institutions in its service area, the Company relies upon specialized services, responsive handling of customer needs, local promotional activity, and personal contacts by its officers, directors and staff, as opposed to large multibranch banks, most of which compete primarily through interest rates and location of branches. For customers whose loan demands exceed the Company's lending limits, the Company seeks to arrange for such loans on a participation basis with its correspondent banks or other independent commercial banks. The Company also assists customers requiring services not offered by the Company to obtain such services from its correspondent banks.

         In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, credit card companies, and even retail establishments have offered new investment vehicles, such as money market funds, which also compete with banks for deposit business. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue. While the impact of these changes cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.


         (f)  Supervision and Regulation

Bank Holding Company Regulation

         The Company is a bank holding company registered under the Bank Holding Company Act of 1956 and is subject to the supervision of the Board of Governors of the Federal Reserve System ("Board"). As a bank holding company, the Company must obtain the approval of the Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. With certain limited exceptions, the Company is prohibited from engaging in or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities, unless the Federal Reserve Board determines that such activities are so closely related to banking as to be a proper incident thereof.

         The Company and any subsidiary which it may acquire or organize in the future are deemed to be affiliates of the Bank within the meaning set forth in the Federal Reserve Act. This means, for example, that there are limitations on loans by the Bank to affiliates, on investments by the Bank in any affiliate's stock and on the Bank's taking any affiliate's stock as collateral for loans to any borrower. All affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions that are consistent with safe and sound banking practices. In this regard, the Bank generally may not purchase from any affiliate a low-quality asset (as that term is defined in the Federal Reserve
Act). Also, transactions by the Bank with an affiliate must be on substantially the same terms as would be available for non-affiliates.

         The Company and its subsidiary are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

         The Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. For example, the Bank generally may not extend credit on the condition that the customer obtain some additional service from the Bank or the Company, or refrain from obtaining such service from a competitor.

Dividends Payable by the Company

         Holders of Common Stock of the Company are entitled to receive dividends as and when declared by the Board of Directors out of funds legally available therefor under the laws of the State of California. Under California law, the Company is prohibited from paying dividends unless: (a) the amount of its retained earnings immediately prior to the dividend payment equals or exceeds the amount of the dividend; or (b) immediately after giving effect to the dividend (i) the sum of its assets would be at least equal to 125 percent of its liabilities and (ii) its current assets would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125 percent of its current liabilities.

         The Board of Governors has advised bank holding companies that it believes that payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. As a result of this policy, banks and their holding companies may find it difficult to pay dividends out of retained earnings from historical periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items such as sales of buildings or other large assets in order to generate profits to enable payment of future dividends. Further, the Board of Governors' position that holding companies are expected to provide a source of managerial and financial strength to their subsidiary banks potentially restricts a bank holding company's ability to pay dividends.

         The Company's ability to pay dividends on its Common Stock is dependent upon its separate liquidity needs. See Item 7 - "Management's Discussion and Analysis of Financial Condition." In that regard, Federal and state statutes, regulations and policies impose restrictions on the payment of management fees and cash dividends by the Bank to the Company. Information regarding the Company's cash dividend payment history can be found at Part II, Item 5 "Market for Registrant's Common Stock and Related Stockholder Matters." The Company's Board of Directors will examine the earnings, financial position and cash flows of the Company on a quarterly basis to determine the propriety of future dividend payments to shareholders.

Bank Regulation

         The Bank is subject to regulation, supervision and regular examination by the California Superintendent of Banks (the "Superintendent"). The deposits of the Bank are insured up to the maximum legal limits by the Bank Insurance Fund, which is managed by the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is therefore subject to applicable provisions of the Federal Deposit Insurance Act, and is also subject to regulation, supervision and regular examination by the FDIC. The regulations of these agencies affect most aspects of the Bank's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank's activities and various other requirements. While the Bank is not a member of the Federal Reserve System, it is nevertheless also subject to certain regulations of the Board of Governors dealing primarily with check clearing activities, establishment of banking reserves, Truth in Lending (Regulation Z), Equal Credit Opportunity (Regulation B) and Truth in Savings (Regulation DD).

Supervision and Examinations

         Federal law mandates frequent examinations of all banks, with the costs of examinations to be assessed against the bank being examined. In the case of the Bank, its primary Federal regulator is the FDIC. The Federal banking regulatory agencies have substantial enforcement powers over the depository institutions that they regulate. Civil and criminal penalties may be imposed on such institutions and persons associated with those institutions for violations of any law or regulation. The penalties can be up to $ 5,000 per day that a violation continues when the violation is unintentional, or up to $1 million per day that a violation continues when the violation is willful. The amount of the penalty also depends on whether the violation is part of a pattern or causes a loss to the financial institution.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") places limits on brokered deposits and extends the limits to any bank that is not "well capitalized" or is notified that it is in "troubled condition." Previously, the limitations applied only to troubled banks. A well-capitalized institution (which generally includes an institution that is considered well capitalized for purposes of the prompt corrective action regulations discussed below) may still accept brokered deposits without restriction, unless it has been informed by its appropriate Federal regulatory agency that it is in "troubled condition." All other insured depository institutions are prohibited from accepting brokered deposits unless a waiver is obtained from the FDIC. If a waiver is obtained, the interest paid on such deposits may not exceed the rate paid for deposits in its normal market area, or the national rate as determined in the FDIC's regulation.

         If a depository institution solicits deposits by offering interest rates significantly higher than rates being offered in its market area, it is deemed under FDICIA to be a deposit broker. Therefore, depending on its capital category, it may be prohibited from such practice, or need a prior waiver from the FDIC in order to offer such rates. The FDIC's regulations specify that an institution that is not well capitalized may offer rates that exceed the prevailing effective rates offered in the normal market area only if the institution obtains a waiver, but the institution may not offer rates more than 75 basis points above such prevailing rates.

         The Bank is at this time considered well capitalized and not in a "troubled condition," and it is not, therefore, subject to the brokered-deposit limitations. If the Bank's status changes in the future, these regulations could restrict the ability to attract such deposits.

Risk-Based Deposit Insurance Assessments

         In addition, FDICIA required the FDIC to develop and implement a system to account for risks attributable to different categories and concentrations of assets and liabilities in assessing deposit insurance premiums. The FDIC adopted a risk-assessment system effective January 1, 1994. Under this system, each bank's deposit insurance premium assessment is calculated based on the level of risk that the Bank Insurance Fund will incur a loss if that bank fails and the amount of the loss if such failure occurs. This requirement, along with the increased emphasis on exceeding capital measures, may cause banks to adjust their asset mix in order to affect their deposit insurance premium and their ability to engage in activities.

Dividends Payable by the Bank to the Company

         The Bank is a legal entity which is separate and distinct from the Company. Aside from raising capital on its own or borrowing funds for operating capital, it is anticipated that the Company may receive additional income through dividends paid by, and management fees charged to, the Bank. Subject to the regulatory restrictions described below, future cash dividends by the Bank will depend upon management's assessment of future capital requirements, contractual restrictions and other factors.

         The power of the Board of Directors of a California chartered commercial bank to declare a cash dividend is subject to California law, which restricts the amount available for cash dividends to the lesser of the retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Superintendent, in an amount not exceeding the greatest of (1) the retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. On December 31, 1995, the Bank was legally able to pay dividends.

         Under the Federal Deposit Insurance Act, bank regulators also have authority to prohibit a bank from engaging in business practices which are considered to be unsafe or unsound. It is possible, depending upon the financial condition of the bank in question and other factors, that such regulators could assert that the payment of dividends or other payments might under certain circumstances be an unsafe or unsound practice, even if technically permissible.

         California Law. The activities of the Bank are also regulated by state law. State law, for example, regulates certain loans to any officer of the Bank, directly or indirectly, or to any related corporation in which such officer is a stockholder, director, officer or employee.

         California law permits California state-chartered banks to invest in the stock and equity securities of other corporations, to engage directly in or invest directly in subsidiaries which conduct real estate related activities (including property management and real estate appraisal), and to participate in management consulting and data processing services for third parties. FDICIA limits the powers, including investment authority and subsidiaries, of state banks to those activities that are either permitted to national banks, or activities that the FDIC finds do not pose a significant risk to the deposit insurance fund. As a result, state chartered banks in California may no longer engage in certain activities, such as real estate investment, that might otherwise be permitted under California law.

         California law was amended effective January 1, 1996 to permit the California Superintendent of Banks the authority to give state-chartered banks the powers and rights that national banks have, even if those powers and rights are inconsistent with state law. The legislation also corrected several technical areas where California state-chartered banks were subject to more cumbersome or onerous regulatory requirements than national banks. It is generally expected that this legislation will reduce the disadvantage to state-chartered banks that arose under FDICIA, but the extent depends on whether the Superintendent adopts regulations to give to state-chartered banks the powers and rights that national banks have.

Capital Regulations

         The Federal Reserve Board requires bank holding companies to maintain adequate capital and has adopted capital leverage guidelines for evaluating the capital adequacy of bank holding companies. The FDIC has also adopted a similar minimum leverage regulation, requiring insured banks to maintain at least a
minimum  capital  to  asset  ratio.  The  Board's   guidelines  and  the  FDIC's
regulations require the banks and bank holding companies subject to them to achieve and maintain a Tier 1 capital to total asset ratio of at least three percent (3.0%) to five percent (5.0%), depending on the condition and rate of growth of the bank or holding company. Tier 1 or core capital is defined to consist primarily of common equity, retained earnings, and certain qualified perpetual preferred stock. These minimum leverage ratio requirements limit the ability of the banking industry, including the Bank, to leverage assets.

         The Board also uses risk-based capital guidelines to evaluate the capital adequacy of member banks and bank holding companies. Under these guidelines, assets are categorized according to risk and the various categories are assigned risk weightings. Assets considered to present less risk than others require allocation of less capital. In addition, off-balance sheet and contingent liabilities and commitments must be categorized and included as assets for this purpose. Under these guidelines, when the Company's total assets equal or exceed $150 million it will be required to maintain total capital of at least 8.00% of risk-adjusted assets, and half of that minimum total capital must consist of Tier 1 capital as defined above. For bank holding companies with less than $150 million in total assets, the Board reviews the capital adequacy of the subsidiary bank of the holding company, instead of the consolidated entity.

         The FDIC requires insured banks to maintain capital in proportion to risk-adjusted assets under capital guidelines that are similar to the Federal Reserve's risk-based capital guidelines. At this time, the Bank is required to maintain total capital of at least 8.00% of risk-adjusted assets.

         The capital totals of the Bank as of December 31, 1995 and 1994 exceeded the amounts of capital required under the regulatory guidelines at those times. The following table shows the capital of the Bank, as a percentage of assets, and the capital that it is required to maintain under the capital regulations, as of December 31, 1995 and 1994:

RISK BASED CAPITAL COMPUTATION

(Note: Some totals may not foot or agree to financial statements or Management's Discussion by immaterial amounts due to averaging calculations and rounding)

                                                   Risk                 Weighted               Weighted
                                                 Weighting                Assets                 Assets
                                                Adjustment              12/31/95               12/31/94
Beginning Unadjusted Assets                                              $93,815                $79,549
Less:

Fed. Reserve Balances                              100%                    (310)                  (507)

Currency and Coin                                  100%                  (3,000)                (3,245)
US Treasury Securities                             100%                  (6,291)                (4,752)
Time Deposits with Other Banks                      80%                     (82)                  (158)
Agency and Municipals                               80%                  (5,562)                (4,090)
Federal Funds Sold                                  80%                  (7,840)                (5,084)
Balances at U.S. Banks                              80%                  (3,973)                (3,723)
Loans Secured by Deposits                           80%                    (344)                  (497)
1-4 Family 1st Deeds                                50%                  (3,885)                (1,320)

Plus Off Balance Sheet Items:
Letters of Credit                                   20%                       20                     47
Home Equity Lines                                   50%                    1,158                  1,238
Original Commitments Over 1 Year                    50%                      207                    516
                                                                             ---                    ---
Total Risk Weighted Assets                                               $63,913                $57,974
                                                                          ======                 ======


Tier 1 Capital
Common Stock                                                              $3,620                 $3,620
Retained Earnings                                                          4,425                  3,343
Unrealized Loss on Securities Held For Sale                                   10                     76
                                                                              --                     --
Total Tier 1 Capital                                                      $8,055                 $7,039
                                                                           =====                  =====
Tier 1 Capital/Risk Weighted Assets                                       12.60%                 12.14%
                                                                          ======                 ======


Tier 2 Capital
Tier 1 Capital                                                           $8,055                 $7,039
Loan Allowances up to 1.25% of Risk Weighted Assets                         799                    725
                                                                            ---                    ---
Total Tier 2 Capital                                                     $8,854                 $7,764
                                                                          =====                  =====

Tier 2 Capital/Risk Weighted Assets                                      13.85%                 13.39%
                                                                         ======                 ======

Leverage capital ratio                                                    8.59%                   8.85%
Required leverage capital ratio1                                          4.00%                   4.00%

Total risk-based capital ratio                                           13.85%                  13.39%
Required total risk-based capital ratio                                   8.00%                   8.00%

Tier 1 risk-based capital ratio                                          12.60%                  12.14%
Required tier 1 risk-based capital ratio                                  4.00%                   4.00%


-------------------

1   Depending upon the FDIC's determination with respect to the Bank.

         The risk-based guidelines and the leverage ratio do not have a significant effect on the Company and the Bank at this time because the Bank meets its required ratios. The effect the requirements may have in the future is uncertain, but management does not believe they will have an adverse effect on the Company or the Bank. The risk-based capital guidelines may affect the allocation of the Bank's assets between various types of loans and investments. If the Bank continues to grow with its present asset composition, it may be required to raise additional capital.

         As required by FDICIA, the Federal banking agencies now take credit risk concentrations and an individual institution's ability to manage such concentrations into account when they assess a bank's capital adequacy. Non-traditional investments and activities, such as the use of derivatives, are also taken into account in assessing capital requirements. The agencies can adjust the standards for risk-based capital on a case by case basis to take such risks into account, but there is no formula that a bank can use prior to evaluation by the agency to determine how credit concentration or nontraditional activities will affect its capital requirements.

         The banking agencies adopted amendments to the risk-based capital rules in 1995 to take interest rate risk into account. Now, when the agencies assess the capital adequacy of a bank, they must take into account the effect on that bank's capital that would occur if interest rates moved up or down. The purpose of the amendment is to ensure that banks with high levels of interest rate risk have enough capital to cover the loss exposure.

         The amendments to the capital rules do not specify how interest rate risks will be measured. The agencies proposed a measurement framework in 1995 to measure the interest rate risk to a particular bank. However, the agencies later announced in December of 1995 that they need more time to analyze the risk measurement proposal. It is not known whether the final measurement framework will affect the Bank's capital requirements.

Prompt Corrective Action

         FDICIA requires the banking agencies to take corrective action against certain financial institutions, based upon the financial institutions' compliance with the various capital measurements. A financial institution is subject to corrective action if its total risk-based capital is less than 8%, or its Tier 1 risk-based capital ratio or leverage ratio is less than 4%. In addition, an institution having a total risk-based capital to assets ratio of less than 10%, a Tier 1 risk-based ratio of less than 6%, or a leverage ratio of less than 5% may be subject to corrective action if it receives a less-than-satisfactory rating for assets, management, earnings or liquidity in an examination or if such ratios fall significantly below such standards. These corrective actions become increasingly more severe as an institution becomes more and more undercapitalized. Ultimately, the federal regulator is required to seize an institution within 90 days of its becoming "critically undercapitalized," unless the regulator can document that another course of action will better achieve the purposes of this section of the law.

         As discussed above, the Bank has capital ratios in excess of all such capital measurements, and is not subject to any corrective actions.

Impact of Monetary Policies

         Banking is a business in which profitability depends on rate differentials. In general, the difference between the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's investment portfolio and the interest rate paid by the Bank on its deposits and its other borrowings comprise the major portion of the Bank's earnings. To the extent that the Bank is not able to compensate for increases in the cost of deposits and other borrowings with greater income from loans, securities and fees, the net earnings of the Bank will be reduced. The interest rates paid and received by the Bank are highly sensitive to many factors which are beyond the control of the Bank, including the influence of domestic and foreign economic conditions.

         The business of the Bank is also affected by the Board's regulations, which require the Bank to maintain cash reserve balances on transaction accounts and non-personal time deposits at the Federal Reserve Bank. The average reserve requirement for the Bank for the year ended December 31, 1995 was approximately $569,000.

         The earnings and growth of the Bank are also affected by the monetary and fiscal policy of the United States and its agencies, particularly the Board. These agencies can and do implement national monetary policy, which is used in part to curb inflation and combat recession. Among the instruments of monetary policy used by these agencies are open market transactions in United States Government securities, changes in the discount rates of member bank borrowings and changes in reserve requirements. The actions of the Board have had a significant effect on lending by banks, investments and deposits, and such actions are expected to continue to have a substantial effect in the future. The nature and timing of any further changes in such polices and their impact on the Bank cannot be predicted.

Environmental Regulation

         Federal, state and local regulations regarding the discharge of materials into the environment may have an impact on the Company and the Bank. Under Federal law, liability for environmental damage and the cost of cleanup may be imposed upon any person or entity who is an owner or operator of contaminated property. State law provisions, which were modeled after Federal law, impose substantially similar requirements. A resulting risk to the Company and the Bank is the possibility that property securing a loan made by the Bank may be environmentally impaired and not provide adequate security for the Bank. In addition, these statutes subject the Bank to a risk that it might be considered to be an owner or operator of such property and therefore liable for the costs associated with cleaning up the environmental damage.

         California law provides some protection against the first risk, by establishing certain additional, alternative remedies for a lender in the situation where the property securing a loan is later found to be environmentally impaired. Primarily, the law permits the lender in such a case to pursue remedies against the borrower other than foreclosure under the deed of trust. Additional legislation is now pending in California to protect lenders against the second risk, but there can be no assurance that such legislation will be adopted.

         The Environmental Protection Agency had adopted a rule that limited the environmental clean-up liability of a lender with limited interest in and control over contaminated property. In 1994, however, that rule was struck down by the Federal courts, on the ground that the rule was not authorized by the statutory law. In spite of this, the EPA has continued to follow the rule's provisions in its enforcement policy. Although legislation to give lenders similar protection is pending in Congress, there can be no assurance that it will pass or that it will provide similar protection to lenders if it is enacted.

Americans With Disabilities Act

         The Americans With Disabilities Act ("ADA") enacted by Congress, in conjunction with similar California legislation, is having an impact on banks and their cost of doing business. The legislation requires employers with 15 of more employees and all businesses operating "commercial facilities" or "public accommodations" to accommodate disabled employees and customers. The ADA has two major objectives (1) to prevent discrimination against disabled job applicants, job candidates and employees and (2) to provide disabled persons with ready access to commercial facilities and public accommodations. Commercial facilities, such as the Bank, must ensure all new facilities are accessible to disabled persons, and in some instances may be required to adapt existing facilities to make them accessible, such as ATMs and bank premises.

New and Pending Legislation

(a)      Interstate Banking and Branching.

         The Caldera, Weggeland and Killea California Interstate Banking and Branching Act of 1995 ("Interstate Banking Act") became effective October 2, 1995. The Interstate Banking Act implements in California a limited form of interstate branching. A bank from outside of California may now acquire a whole bank in California and merge the California bank into the out-of-state bank. The effect of such merger is that the out-of-state bank will have full branch offices in California. Federal law authorizing these mergers was passed in 1994 and became effective September 30, 1995.

         Out of state banks may not establish branch offices in California by opening a new branch or acquiring one or more (but less than all) of the branches of a California bank. They may only acquire a whole bank that has been in existence for at least five years. As a result of the Interstate Banking Act, California banks may now be permitted to branch into other states that have also adopted early opt-in legislation.

         There may be a gradual increase in the number of offices of foreign banks in California, and a possible decrease in banks headquartered in California, as such banks are acquired by out-of-state entities. It is too early to predict the specific effect of the Interstate Banking Act on the Bank and its particular market.

         The Interstate Banking Act also authorizes California state-chartered banks to appoint unaffiliated banks in other states to act as an agent of the California state-chartered bank. The agent can accept deposits and evaluate loan applications on behalf of the principal bank.

(b)      New Community Reinvestment Act Regulations.

         The Federal banking agencies amended substantially their Community Reinvestment Act ("CRA") regulations in 1995. CRA requires banks to help meet the credit needs of their entire communities, including minorities and low and moderate income groups. Prior regulations required banks to adopt a CRA statement and prove to the regulators that the bank has engaged in activities to determine and meet the credit needs of minority and low and moderate income groups. Those regulations had been criticized on the ground that regulatory examinations to determine compliance focused on the processes a bank goes through rather than the results of the effort or actual performance.

         Under the revised CRA regulations, the agencies determine a bank's rating under the CRA by evaluating its performance on lending, service and investment tests, with the lending test as the most important. The tests are to be applied in an "assessment context" that is developed by the agency for the particular institution. The assessment context takes into account demographic data about the community, the community's characteristics and needs, the institution's capacities and constraints, the institution's product offerings and business strategy, the institution's prior performance, and data on similarly situated lenders. Since the assessment context is developed by the regulatory agencies, there is substantial concern that a particular bank will not know until it is examined whether its CRA programs and efforts have been sufficient.

         Larger institutions are required under the revised regulations to compile and report certain data on their lending activities in order to measure performance. Some of this data is already required under other laws, such as the Equal Credit Opportunity Act.

         Small institutions (with less than $250 million in assets) will be examined on a "streamlined assessment method". The streamlined method will focus on the institution's loan to deposit ratio, degree of local lending, record of lending to borrowers and neighborhoods of differing income levels, and record of responding to complaints.

         Large and small institutions have the option of being evaluated for CRA purposes in relation to their own pre-approved strategic plan. Such a strategic plan must be submitted to the institution's regulator three months before its effective date and be published for public comment.

         The Bank is considered a small institution, therefore it is not now subject to the service and investment tests. Therefore, the initial impact of this amendment on the business of the Bank will be less than the impact if the Bank grows to more than $250 million in assets. At that time, the new regulations will significantly increase the amount of reports the Bank is required to prepare and submit, and it could cause the Bank to change its asset mix, in order to meet the performance standards. In the meanwhile, the new regulations will increase the uncertainty of the Bank's business as the rating and examination procedures changes.

(c)      The Private Securities Litigation Reform Act of 1995.

         The Private Securities Litigation Reform Act of 1995 was enacted near the end of 1995 to implement procedural protections to discourage frivolous securities litigation. The Reform Act now requires certain specific pleadings to be made in connection with litigation involving securities fraud, and limits plaintiffs' rights of recovery against certain defendants. The Reform Act also provides a legislative safe harbor against liability for the release of certain "forward-looking" statements, such as projections.

         This legislation should have several indirect effects on all publicly held companies, including the Company and the Bank. First, such companies should face less risk of being sued by investors over issues relating to disclosures and/or stock price. Second, companies may find that it is now easier to obtain the services of highly qualified persons to serve as officers and directors, as this legislation should reduce the risks such individuals face of being named in frivolous litigation. Finally, this should reduce, over time, insurance premiums for director and liability insurance.

(d)      Safety and Soundness Guidelines.

         The Federal banking agencies issued final safety and soundness guidelines in 1995, as required by FDICIA. The guidelines contain operational and managerial standards and prohibit certain compensation practices. The effect of the guidelines is to require on general standards of safe and sound business and banking practices with respect to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure and compensation. The banking agencies have indicated that the standards are the same as the agencies previously applied in their examinations of institutions, so the adoption should not affect individual institutions that comply with the regulations. If an agency determines that an institution is not in compliance with the guidelines, the institution must submit a plan to come into compliance to the regulator within 30 days of notification.

         In addition, the agencies re-proposed guidelines for asset quality and earnings. If adopted, the proposal would set forth similar guidelines for institutions in the areas of monitoring asset quality and the quality and quantity of earnings that are similar to the operational and managerial standards.

         The effect of these guidelines on the Bank, as adopted and re-proposed, depends on how they are implemented by the Bank's primary regulator, the Federal Deposit Insurance Corporation. The Bank expects that the guidelines may increase the Bank's cost of doing business, since it now must document its compliance with all the requirements in the guidelines.

(e)      Truth in Lending Act Amendments.

         Amendments to the Truth in Lending Act were enacted in 1995. The amendments increase the tolerances for errors and reduce the potential liability of lenders for errors in disclosure. The legislation also places limitations on borrowers' rights to rescind consumer credit transactions based on the disclosures provided to the borrower by the lender. The amendments provide relief to banks and other consumer lenders generally from some of the uncertainty and potential liability that accompanies consumer lending.

(f)      Reduced Deposit Insurance Premiums.

         During 1995 the FDIC reduced substantially the deposit insurance premiums paid by most banks. The Bank's premium was reduced, effective June 1, 1995, from 23 cents per $100 to 4 cents per $100 of insured deposits. The premium assessment was further reduced for the first half of 1996 to zero cents per $100 of insured deposits for most healthy banks, including the Bank. Banks must still pay the legal minimum annual premium of $2,000. This has reduced and will reduce the Bank's cost of doing business by the amount of the reductions. The second reduction to the legal minimum premium has been criticized substantially by other governmental representatives and quasi-governmental groups, however, and there can be no assurance that the Bank will continue to pay such a small deposit insurance premium.

(g)      FDIC Compensation Guidelines.

         In early 1996, the FDIC adopted a guideline limiting "golden parachute" and indemnification payments by insured banks and their holding companies. The new guidelines limit the ability of insured banks to structure compensation packages and indemnification agreements, and may restrict banks' ability to attract top quality executive officers and directors.

(h)      Proposed Legislation and Regulation.

         Certain legislative and regulatory proposals that could affect the Company, the Bank and the banking business in general are pending or may be introduced, before the United States Congress, the California State Legislature, and Federal and state government agencies. The United States Congress is considering numerous bills that could reform the banking laws substantially. Bills are also pending that would reduce the banking industry's regulatory burden, in areas such as Truth in Lending, Truth in Savings, and Real Estate Settlement Procedures Act disclosure requirements, and in various reporting requirements.

         In addition, various legislative proposals to merge the Bank Insurance Fund ("BIF") with the Savings Association Insurance Fund ("SAIF"), and to address the current deposit insurance premium discrepancy between banks and savings associations, are currently under consideration. Banks insured by the BIF fund now pay substantially lower deposit insurance premiums than institutions insured by the SAIF fund. Should the funds be merged, the premiums paid by banks such as the Bank may increase substantially, which would increase the Bank's expenses.

         Other proposals to permit banks to engage in related financial services, and to permit other financial services companies to offer banking-related services are pending and, if adopted, would increase competition to the Bank.

         It is not known to what extent, if any, these proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationship of financial institutions. It is likely, however, that many of these proposals would subject the Company and the Bank to increased regulation, disclosure and reporting requirements and would increase competition to the Bank and its cost of doing business.

         In addition to pending legislative changes, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such legislation or regulations will be enacted or the effect that such legislation may have on the Bank's business.

Item 2.  Properties

         The Company's and the Bank's principal offices are located in a modern, six-story building at 900 Veterans Boulevard, Redwood City, which provides approximately 8,300 square feet of ground floor interior space. In June of 1995 the Bank executed a lease for 7.5 years (90 months) with a seven year option to renew. The new lease was made at essentially the same terms as the previous lease that was negotiated with a non-related party. The current monthly cost for this space (which includes an allocation of certain operating expenses) is approximately $21,052 per month or approximately $2.53 per square foot. The rental amounts are subject to further adjustments annually based on the Consumer Price Index and the allocation of property taxes and operating expenses. This building was acquired in September of 1992 by Nine-C Corporation, which is owned by Mr. James Burney, a major shareholder of the Company and a Director Emeritus of the Company and the Bank.

         In addition to the 8,300 square feet the Company leases for its primary operations, an additional 2,100 square feet was leased in the same building in 1993 for the Bank's Mortgage Department. The current cost for this additional space (which includes an allocation of certain operating expenses) is approximately $3,989 per month or $1.88 per square foot. The lease expired in December 1995 and was renewed for a three year period with a three year option to renew. This lease is also subject to adjustment annually based on the Consumer Price Index and the allocation of property taxes and operating expenses.

         The Company leases additional premises for its data processing, accounting and centralized operations departments in Redwood City. These premises are located in a building owned by Mr. Alan Miller, a major shareholder and Director Emeritus of the Company and the Bank. The lease covers total space of approximately 5,200 square feet. On May of 1991, the Company executed a three year lease with Mr. Alan Miller, which was later extended to June 30, 1996. The current monthly cost under the lease (which includes an allocation and adjustments for certain operating expenses) is $4,750 per month, or $.91 per square foot. The monthly rent payment is subject to annual adjustment based on the cost of living index as published by the U.S. Department of Labor, Bureau of Labor Statistics. In addition to monthly rent payments, the Company is also responsible for operating expenses (i.e., taxes, utilities, insurance, landscaping, security) of the building based on the Company's proportionate share of the building's square footage (29%).

         The Company's leases were reviewed by management and the Board of Directors and found to be equitable and competitive with other leases within the immediate market area.

         The Company owns leasehold improvements and furniture, fixtures and equipment located at the above locations, all of which are used in the banking business.

Item 3.  Legal Proceedings.

         As of December 31, 1995, neither the Company nor the Bank was a party to, nor is any of their property the subject of, any material pending legal proceedings, nor are any such proceedings known to be contemplated by governmental authorities. At the same date, the Company and the Bank were involved as plaintiffs in ordinary routine litigation incidental to their business and not considered financially material.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted, through the solicitation of proxies or otherwise, to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.


                                                        PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

         The Company's Common Stock is not listed on any exchange nor is it listed on the NASDAQ system. U.S. Stock Transfer Corporation acts as transfer agent and registrar for trades. Hoeffer & Arnett, Inc., Sutro & Company, and Van Kasper and Company handle transactions in the Company's stock. At March 15, 1996 the Company had approximately 380 shareholders of common stock.

         The following table indicates the range of high and low bid prices, not including broker's commissions, for the periods shown, based upon information provided by Hoeffer & Arnett, Inc., Van Kasper and Company, and Sutro & Company. The table does not include transactions made privately by individuals.

                                        Bid Prices of the Company's Common Stock

                                                                                             Approximate
Quarter Ended                                    High             Low                     Trading Volume
-------------                                    ----             ---                     --------------
March 31, 1994                                  $6.50           $5.75                             13,100
June 30, 1994                                    7.50            6.25                             53,300
September 30, 1994                               7.50            7.00                             99,400
December 31, 1994                                7.38            7.00                             35,300

March 31, 1995                                  $7.50           $6.75                             80,400
June 30, 1995                                    7.75            7.25                             33,200
September 30, 1995                              11.50            9.75                              9,300
December 31, 1995                               12.37           10.88                             11,200


         The following table sets forth the Company's cash dividend history from 1991 to the date this report is filed.

                                      Cash Dividends on the Company's Common Stock


                                 Date Declared                    Date Paid                Amount/Share
Common stock                 November 19, 1991                December 11, 1991                $.05
                                March 17, 1992                    April 8, 1992                $.05
                                 June 16, 1992                     July 8, 1992                $.05

                            September 15, 1992                  October 7, 1992                $.05
                             December 15, 1992                December 23, 1992                $.05
                                March 16, 1993                    April 9, 1993                $.05
                                 June 15, 1993                     July 9, 1993                $.05
                            September 21, 1993                 October 15, 1993                $.05
                             November 16, 1993                December 17, 1993                $.05
                                March 15, 1994                    April 8, 1994                $.05
                                 June 21, 1994                    July 15, 1994                $.06
                            September 20, 1994                 October 14, 1994                $.06
                             November 15, 1994                December 16, 1994                $.06
                                March 31, 1995                    April 7, 1995                $.07
                                 June 30, 1995                     July 7, 1995                $.07
                               October 6, 1995                 October 13, 1995                $.07
                             December 29, 1995                  January 5, 1996                $.08
                                March 19, 1996                   April 5, 1996*                $.08

* Expected payment date.



        Continuation of future cash dividend payments by the Company is contingent upon the Board of Directors' assessment of the Company's current financial position as well as their expectation of future results. The Board also considers, among other factors, the current capital position of both the Company and the Bank as well as the need for cash and capital in the future.

        For a discussion of the legal and other restrictions on the Company's ability to pay dividends, see "(f) Supervision and Regulation --Bank Holding Company Regulation-Dividends Payable by the Company" and "Bank Regulation" under the heading "Item 1. Business" above.

Item 6.     Selected Financial Data.

           The selected consolidated financial information for the Company and its subsidiaries presented below for the five years ended December 31, 1995 should be read in conjunction with the Company's consolidated financial statements and the notes thereto which are included in the Annual Report on this Form 10-K.


                                         1995            1994            1993            1992            1991
                                         ----            ----            ----            ----            ----
Interest Income                    $7,507,300      $6,362,534      $5,983,105      $6,310,286      $7,115,359
Interest Expense                    2,223,451       1,589,395       1,434,085       2,014,902       3,024,235
                                    ---------       ---------       ---------       ---------       ---------
Net Interest Income                 5,283,849       4,773,139         4,549,020     4,295,384       4,091,124

Provision for Loan Losses             210,000         300,000         420,000         450,000         185,000
Other Income                        2,531,684       1,832,447         692,405         311,996         340,985
Other Expenses                      5,555,366       4,721,855         3,375,786     2,984,430       3,171,960
Provision for Income Taxes            839,000         637,000         586,000         472,000         442,000
                                      -------         -------         -------         -------         -------
Net Income                         $1,211,167        $946,731        $859,639        $700,950        $633,149
                                    =========         =======         =======         =======         =======


Primary Net Income per share            $1.37           $1.09           $1.02            $.91            $.76
Fully Diluted Net Income per share      $1.31           $1.09           $1.02            $.91            $.76
Dividends per Common Share               $.29            $.23            $.20            $.20            $.05



Net Loans                         $59,980,551     $52,343,927     $55,389,178     $52,430,749     $51,002,770
Total Assets                      $93,814,517     $79,536,882     $78,718,572     $73,651,612     $68,764,634
Total Deposits                    $83,979,253     $72,013,589     $71,981,685     $67,728,320     $62,971,249
Shareholders' Equity              $ 8,077,972    $  6,970,645    $  6,203,969    $  5,410,189    $  4,862,815


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included as part of Item 8 herein, and selected statistical data included in Item 1, herein. Since the Company is a holding company whose only asset (with the exception of average cash and prepaid assets, which averaged less than $150,000 in 1995) is the Bank, the following relates principally to the financial condition and results of operations of the Bank.

         Because the Company's primary operations are concentrated in a relatively small geographic market place (San Mateo County), there are certain inherent risks that the Company's financial operations may be adversely affected if the local economy were to sustain a severe or prolonged economic decline. The decline in real estate values has been between approximately 5% and 20% (depending on the specific property, location and property type) in the San Mateo region since 1988. The Company has endured the real estate decline despite the concentration of real estate loans (approximately 64% at December 31, 1995) by tightening its underwriting standards and utilizing both management's and the board's knowledge of the local real estate market.

         The San Mateo region has consistently outperformed the State of California as a whole in employment since the most recent recession began in 1988. While the national unemployment rate averaged approximately 7% over the past five years and the state unemployment rate averaged 9% over the same period, San Mateo County averaged just 5%. Economic growth in the Company's local area has continued to be strong, bolstered by the residential and commercial development of the Redwood Shores area which is within five miles of the Company.

Liquidity

         Liquidity is the ability of the Company and the Bank to meet their present and future obligations. The Company's liquidity requirements on a parent company-only basis are centered primarily around debt obligations that it may incur and costs associated with managing corporate affairs.

         The Company's (parent only) principal sources of liquidity consist of dividends from the Bank, borrowings and infusion of additional capital. During 1995, the Bank paid $275,000 in dividends to the parent as compared to $325,000 paid in 1994. Stock options exercised in 1995 generated $51,000 as compared to $83,000 generated in 1994. Management believes liquidity will be adequate to meet the Company's obligations in 1996, which include approximately $50,000 in operational expenses. The Company had no borrowings at December 31, 1995, and does not anticipate securing additional debt in 1996. Any excess liquidity of the Company may be used to pay additional cash dividends to shareholders and/or to reduce the Company's reliance on dividends from the Bank.

         The Bank's need for liquidity arises from potential withdrawals of maturing time deposits, savings accounts and demand deposit accounts. The Bank's ability to maintain adequate levels of liquidity is also significant in providing for funding of loans to new and existing borrowers as well as to fund the activities of the Bank's Mortgage Department. Both assets and liabilities contribute to the Bank's liquidity ratio. Assets such as investment securities, cash and due from banks, time deposits with other banks, federal funds sold and loan repayments contribute to liquidity. The Bank's funding sources include corporate borrowings, demand deposits, interest-bearing transaction accounts, savings and time deposits.

         There was an increase in Bank liquidity in comparing year-end balances in 1995 with 1994. As of December 31, 1995, cash and due from banks, investment securities, time deposits with other banks and federal funds sold amounted to $31.4 million, which represents a $6.6 million or 27% increase over the $24.8 million at year end 1994. The Bank's year-end deposits increased $12.0 million or 16.6% and ended 1995 at $84.0 million. Liquid assets as a percentage of total year-end deposits increased from 34.5% at year-end 1994 to 37.4% at the end of 1995. During 1995, liquid assets averaged $30.0 million or 39.0% of average deposits, as compared to 1994 when average liquid assets averaged $25.6 million or 34.9% of average deposits.

         This increase in average liquid assets was driven primarily by an increase in average deposits. Average deposits were $76.7 million in 1995, which constitutes a $3.4 million (4.6%) increase over average deposits in 1994. During 1995 total net loans (including loans held for sale) averaged $52.6 million, a $135,000 decrease from average net portfolio loans in 1994.

         In comparing the change in cash flows during 1995 with 1994, the Company increased cash and cash equivalents by $3.3 million to $18.1 million. The increase was funded by an increase in year-end deposits and federal funds purchased of $13.0 million. These funds were partially (85%) invested in total loans which increased $7.6 million and total investments which increased $3.4 million at December 31, 1995 as compared to December 31, 1994.

         As of March 15, 1996, the Company has in place $5,000,000 in unsecured liquidity lines of credit through its correspondent banks and maintains additional secured liquidity lines through the Federal Reserve Bank. The Company may borrow up to 25% of its assets from The Federal Home Loan Bank (FHLB) subject to collateral and additional FHLB stock purchase requirements. See Item 1," Business", at "(c) Bay Area Bank -- Company Subsidiary, Correspondent Banks."

Capital Resources

         The Company is subject to Federal Reserve Board ("FRB") guidelines and the Bank is subject to Federal Deposit Insurance Corporation ("FDIC") regulations governing capital adequacy. The Company and the Bank exceed the minimum capital levels as required by the FRB and FDIC as of December 31, 1995. (See "Item 1 Business at " (e) Supervision and Regulation, Capital Guidelines".)

         The Bank is required to be in compliance with the "Risk Based Capital" regulations as required by the FDIC. As of December 31, 1995 the Bank had Tier 1 risk based capital of 12.60% and Tier II risk based capital of 13.85%, both of which exceed the risk based capital requirements of the FDIC.

         Total Bank capital plus allowances for possible loan losses at year end 1995 of $9.6 million represents an increase of $1.1 million, or 13% growth over the 1994 year-end balance of $8.5 million. Bank capital continues to grow despite dividends paid to the Company of $275,000 in 1995 and $325,000 in 1994.

Results of Operations

         Bay Area Bancshares posted after-tax earnings of $1,211,000 in 1995, a 28% increase over 1994 in which net income was $947,000, and a 41% increase over 1993 in which net income was $860,000. Pretax earnings were $2.05 million in 1995, a $466,000 increase over 1994 and a $604,000 increase over 1993.
Improvement in 1995 over 1994 was a result of a $511,000 increase in net interest income, a $90,000 reduction in loan loss provisions and a $699,000 increase in noninterest income, offset in part by a $834,000 increase in noninterest expense.

         Primary earnings per share were $1.37 in 1995 as compared to $1.09 in 1994 and $1.02 in 1993. The increase in earnings per share of 25.7% in 1995 compared with 6.9% in 1994 was a result of the 28% increase in earnings being offset in part by a 13,000 (1.5% ) share increase in common stock and equivalents used to compute primary earnings per share. Fully diluted earnings per share were $1.31 in 1995 as compared to $1.09 in 1994 and $1.02 in 1993. The increase in earnings per share of 20.2% in 1995 compared with 6.9% in 1994 was a result of the 28% increase in earnings being offset in part by a 54,000 (6.2% ) share increase in common stock and equivalents used to compute fully diluted earnings per share. Shares used to compute fully diluted earnings per share increased more than shares used to calculate primary earnings per share because the year end market price was higher than the average price throughout 1995.

         Consolidated net income was comprised of Bank-only profits of $1,270,000 in 1995 as compared to $1,033,000 in 1994 and $934,600 in 1993. The parent Company (without consideration of inter-company dividends) recorded a loss of $59,000 in 1995 as compared to losses of $86,000 in 1994 and $75,000 in 1993. The Company's (parent only) loss in 1995 was primarily comprised of legal costs, director fees, fees paid to the Bank for administrative services, annual report costs and other miscellaneous costs. The decrease in Company expenses was primarily a result of the completion of debt retirement in 1994 and the resulting reduction in interest expense.

         The Company recorded consolidated net interest income of $5.3 million in 1995, $4.8 million in 1994, and $4.5 million in 1993. The Company's net interest margin (net interest income divided by average earning assets) was 7.2% in 1995, 7.0% in 1994, and 6.9% in 1993. Rising interest rates in 1995 increased both the yield on the Company's loan portfolio and the rate paid on the Company's deposit portfolio. The average yield on the Company's earning assets was 10.3% in 1995 as compared to 9.3% in 1994 and 9.1% in 1993. Interest paid on deposits and other liabilities was 4.0% in 1995, 3.0% in 1994 and 2.8% in 1993. A $511,000 increase in net interest income in 1995 was a result of an increase in interest income of $1,144,000, offset in part by an increase in interest expense of $633,000. The increase in interest income of $1,144,000 was primarily a result of increasing rates ($862,000 or 75% of the increase). The increase in interest expense of $633,000 was also driven by rising rates ($584,000 or 92% of the increase). A $224,000 increase in net interest income in 1994 over 1993 interest income was a result of an increase in interest income of $380,000, partially offset by an increase in interest expense of $156,000. (See "Item 1 Business, (d) Selected Statistics/Information-Distribution of Average Assets; Interest Rates and Differentials, and Rate and Volume Variances.")

          Loan loss provisions were $210,000 in 1995, as compared to $300,000 in 1994 and $420,000 in 1993. Loan charge-offs in 1995 were $233,000 in 1995,
$3,000 in 1994 and $339,000 in 1993. Total 1995 charge-offs represent a $230,000 increase as compared to 1994. Loan loss recoveries were $34,000 in 1995, $202,000 in 1994, and $44,000 in 1993 resulting in net loan charge-offs (charge-offs less recoveries) of $199,000 in 1995 and $295,000 in 1993. In 1994 net loan recoveries (recoveries less charge-offs) were $199,000. Net loan charge-offs (recoveries) as a percentage of average loans were .36% in 1995, (.38%) in 1994, and .56% in 1993. Management evaluates the size, quality, composition and growth of the portfolio as well the historical experience of losses in various loan categories when determining the amount of the allowance for possible loan losses. Potential adverse economic conditions and threats to the local real estate market are considered as well as their effect on a borrower's ability to repay the debt. The Board continues to employ a former regulator as an outside loan consultant to review specific loans as well as the adequacy of the entire loan loss allowance. Management has established a 1995 year end allowance for possible loan losses of $1,516,000 or 2.50% of year end gross loans.

         The Company's allowance for possible loan losses ratios and asset performance ratios were less favorable at December 31, 1995 than December 31, 1994. (See Item 1d "Business, Selected Statistical Information, Summary of Loan Loss Experience"). There was no real estate owned at December 31, 1995 or December 31, 1994. Of the Company's gross loans, $470,000 or .77% were not performing at December 31, 1995, .37% or $200,000 were not performing at year end 1994, and 1.47% were not performing at year end 1993. The Company's ratio of nonperforming assets to total assets was .50% at year end 1995, .25% at year end 1994 and 1.81% at year end 1993. The Company's allowance for possible loan losses as a percentage of nonperforming loans was 322% at year end 1995, as compared to 753% at December 31, 1994 and 123% at December 31, 1993.
Nonperforming assets are discussed at "Item 1-Business at "(d) Selected Statistical Information, Nonaccrual, Past Due and Restructured Loans." This resulted from a combination of factors including a lesser provision for loan losses than in the preceding two years and increases in charge-offs and nonperforming loans during 1995.

         The Company's concentration of real estate secured loans was approximately 64% at year end 1995, 62% at year end 1994 and 63% in 1993. The Company's concentration in real estate in the San Mateo region represents an inherent and continued risk to operations. Local real estate prices began to flatten and fall beginning in 1988 and there is no guarantee that a continuation of the severe decline in real estate prices would not materially affect the Company's earnings and capital position.

         Noninterest income increased $699,000 or 38% to $2.53 million in 1995 as EFT revenues increased from $792,000 in 1994 to $1,494,000 in 1995, and Mortgage Department revenues (after elimination of a $91,900 transaction with the Bank) increased $76,000 from $778,000 in 1994 to $853,000 in 1995. The increases in both noninterest income and noninterest expense over the past two years can be directly attributed to the growth in the Bank's Mortgage and Electronic Funds Transfer (EFT) Departments, which both began operations in 1993. There can be no assurance as to the continued profitability of the Mortgage or EFT Departments. The volume and profitability of the Mortgage Department fluctuates depending on interest rates and is therefore especially volatile. For a further discussion of the Mortgage and EFT Department's operating results, see Item 1.c "Business, Bay Area Bank- Company Subsidiary, Mortgage Banking Services and Electronic Funds Services".

          Noninterest expense increased $834,000 or 17.6% in 1995 as compared to an increase of $1.35 million or 39.9% in 1994 and $391,000 or 13.1% in 1993. The components of noninterest expense which increased significantly in 1995 were salaries and benefits, equipment expense, Automated Teller Machine (ATM) network expenses and other expenses. Salaries and benefits were up $331,000 or 14.6%, equipment expense (which includes depreciation of the ATMs in the EFT department) was up $165,000 or 42.9%, ATM network expenses increased $202,000 or 66.9% and other expenses increased $84,000 or 7.9%.

         The Company's tax expense increased from $586,000 in 1993 to $637,000 in 1994 and to $839,000 in 1995. The 1995 tax amount represents a $202,000 or 32% increase over the prior year. This is a result of a 29% increase in pretax income during 1995 which resulted in an effective tax rate of 40.9% for 1995 (as compared to 40.2% for 1994 and 40.5% in 1993).

Impact of Inflation

         The low proportion of the Company's fixed assets to total assets (1.0% at year end 1995) reduces the potential for inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values. The effect of higher interest rates in the bond and credit markets would be to increase the net interest margin in the short term as a result of the Company's loan portfolio's sensitivity to interest rates. Offsetting this increase would be a loss in the Company's bond portfolio and an increase in the Company's cost of funds.

Item 8.           Financial Statements and Supplementary Data.

         Audited consolidated balance sheets as of the last two fiscal years and audited consolidated statements of operations, changes in shareholders' equity and cash flows for each of the last three fiscal years, appear commencing on page ___ of this Annual Report on Form 10-K and are incorporated by reference. Supplementary data are not required.


Consolidated Statements of Income
(Dollar amounts in thousands, except per share data)


                                                                               For the years ended December 31,
------------------------------------------------------------------------------------------------------------------------
Interest income:                                                            1995             1994              1993
   Interest and fees on loans                                             $6,292           $5,520            $5,270
   Interest on taxable investment securities                                 581              519               530
   Interest on tax exempt investment securities                               70               73                66
   Interest on federal funds sold                                            558              243               103
   Interest on time deposits with other financial institutions                 6                8                14
---------------------------------------------------------------------------------------------------------------------------
       Total interest income                                               7,507            6,363             5,983
---------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Interest-bearing transaction accounts                                   1,263              903               787
   Savings deposits                                                          202               85                70
Time deposits                                                                758              592               560
   Notes payable and redeemable debentures                                    --               10                17
---------------------------------------------------------------------------------------------------------------------------
       Total interest expense                                              2,223            1,590             1,434
---------------------------------------------------------------------------------------------------------------------------
       Net interest income                                                 5,284            4,773             4,549
Provision for possible loan losses                                           210              300               420
---------------------------------------------------------------------------------------------------------------------------
       Net interest income after provision for possible loan losses        5,074             4,473            4,129
---------------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Service charges on deposit accounts                                       270              288               309
   Loss on securities sold                                                  (16)               --                --
   Gain  on disposal of assets                                                 8               28                17
   Gain on sale of loans held for sale                                       456              530               228
   Other mortgage banking income                                             193              138                 9
   ATM network revenue                                                     1,494              792                46
   Other                                                                     127               57                83
---------------------------------------------------------------------------------------------------------------------------
       Total noninterest income                                            2,532            1,833               692
---------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and related benefits                                           2,604            2,273             1,827
   Occupancy                                                                 378              336               332
   Equipment                                                                 550              385               134
   Professional fees                                                         236              224               196
   ATM network expenses                                                      504              302                53
   Stationery and supplies                                                   135              137                71
   Other                                                                   1,149            1,065               762
---------------------------------------------------------------------------------------------------------------------------
       Total noninterest expense                                           5,556            4,722             3,375
---------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                   2,050            1,584             1,446
Provision for income taxes                                                   839              637               586
---------------------------------------------------------------------------------------------------------------------------
       Net Income                                                         $1,211             $947              $860
---------------------------------------------------------------------------------------------------------------------------

Primary Earnings per share:
   Weighted average common and common equivalent shares-
             primary earnings per share                                  878,000          865,000           839,000
---------------------------------------------------------------------------------------------------------------------------
       Primary Net income per share                                        $1.37            $1.09             $1.02
---------------------------------------------------------------------------------------------------------------------------

Fully Diluted Earnings per share:
   Weighted average common and common equivalent shares-

             fully diluted earnings per share                            919,000          865,000           839,000
---------------------------------------------------------------------------------------------------------------------------
       Fully Diluted Net income per share                                  $1.31            $1.09             $1.02
---------------------------------------------------------------------------------------------------------------------------


Dividends declared per common share                                         $.29             $.23              $.20
---------------------------------------------------------------------------------------------------------------------------
See accompanying notes.

                                                       42


Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

                                                                                                 December 31,
------------------------------------------------------------------------------------------------------------------------
Assets                                                                                       1995              1994
Cash and due from banks                                                                    $8,276            $8,406
Federal funds sold                                                                          9,800             6,355
---------------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents                                                           18,076            14,761
Time deposits with other financial institutions                                               103               198
Investment securities held to maturity                                                     10,133             8,427
   (market value of $10,269 in 1995 and $8,122 in 1994)
Investment securities available for sale (at market)                                        3,111             1,439
Loans, net of allowance for possible loan losses of $1,516 in 1995 and $1,505 in 1994                        59,209
52,017
Loans held for sale                                                                           772               327
Premises and equipment, net                                                                   948             1,023
Interest receivable and other assets                                                        1,463             1,345
---------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                       $93,815           $79,537
---------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Deposits
   Demand                                                                                 $22,998           $20,818
   Interest-bearing transaction                                                            40,480            32,885
   Savings                                                                                  4,376             4,439
   Time                                                                                    16,125            13,872
---------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                      83,979            72,014

Interest payable and other liabilities                                                        758               552
Federal Funds Purchased                                                                     1,000                 --
---------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                   85,737            72,566
---------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
   Preferred stock,  $10 stated value; 6% Series A, non-voting,  convertible and redeemable:
       Authorized -- 10,000,000 shares
       Issued and outstanding-- 1,000 shares in 1995 and 10,300 shares in 1994                 10               103
Common stock, no par value:
       Authorized -- 20,000,000 shares
       Issued and outstanding-- 821,829 shares in 1995 and 789,525 shares in 1994           4,053             3,909
       Net unrealized gain(loss) on securities available for sale                              10               (76)
       Retained earnings                                                                    4,005             3,035
---------------------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                     8,078             6,971
---------------------------------------------------------------------------------------------------------------------------

             Total liabilities and shareholders' equity                                   $93,815           $79,537
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

Consolidated Statements of Cash Flows
(Dollar amounts in thousands, except per share data)
                                                                               For the years ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                                                            1995             1994              1993
Cash flows from operating activities:
   Net income                                                             $1,211             $947              $860
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                         426              250                56
Provision for possible loan losses                                           210              300               420
       Loss on securities sold                                                16               --                --
Gain on sale of other assets                                                  (8)             (28)              (17)
       Net proceeds from sale (funding) of loans held for sale                11              619              (187)
       Gain on sales of loans held for sale                                 (456)            (530)             (228)
       Net amortization and accretion of investment premiums and discounts    51               66                60
       Net (increase) decrease in interest receivable and other assets      (118)            (377)              275
       Net increase in interest payable and other liabilities                206              169                95
       Net decrease in deferred loan fees                                    (23)             (14)              (19)
---------------------------------------------------------------------------------------------------------------------------
             Total adjustments                                               315              455               455
---------------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                     1,526            1,402             1,315
Cash flows from investing activities:
   Net decrease in time deposits with other financial institutions            95                4               195
   Proceeds from maturity of investment securities held to maturity        1,705            1,425             2,000
   Sale of investment securities available for sale                          484               --                --
Principal payments received on mortgage backed securities                    239            1,066               708
   Purchase of investment securities held to maturity                    (4,285)          (2,587)           (1,967)
   Purchase of investment securities available for sale                  (1,502)            (499)             (501)
   Net (increase) decrease in gross loans                                (7,379)            2,670           (4,150)
   Net capital expenditures, premises and equipment                        (343)          (1,105)             (196)
   Proceeds from the sale of real estate owned                                --              628             1,935
---------------------------------------------------------------------------------------------------------------------------
             Net cash (used in) provided by investing activities        (10,986)            1,602            (1,976)
Cash flows from financing activities:
   Net increase in demand deposits                                         2,180            2,656               185
   Net increase (decrease) in interest-bearing transaction and
   savings deposits                                                        7,532             (75)             3,448
   Net increase (decrease) in time deposits                                2,253          (2,549)               620
   Federal funds purchased                                                 1,000               --                --
Principal payments on note payable                                            --            (150)              (75)
   Proceeds from the exercise of common stock warrants and options            51               83                93
   Cash dividends                                                          (241)            (188)             (159)
---------------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) financing activities          12,775            (223)             4,112
---------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                  3,315            2,781             3,451
Cash and cash equivalents, beginning of period                            14,761           11,980             8,529
---------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                 $18,076          $14,761           $11,980
---------------------------------------------------------------------------------------------------------------------------


Cash payments for interest                                                $2,166           $1,576            $1,452
Cash payments for taxes                                                      884              926               424
Loans transferred to real estate owned                                        --               --             1,295

See accompanying notes.


Consolidated Statements of Changes in Shareholders' Equity
(Dollar amounts in thousands, except per share data)

For the Years ended December 31, 1995, 1994 and 1993

                                                                      Net Unrealized
                                                                       Gain(Loss) on
                                                                          Securities
                                            Preferred        Common        Available       Retained
                                               Stock           Stock        for Sale       Earnings           Total

Balance at December 31, 1992                     $123          $3,713             --         $1,575          $5,411
   Cash dividends                                  --              --             --          (159)           (159)
   Stock options exercised                         --              93             --             --              93
   Net income                                      --              --             --            860             860
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                      123           3,806             --          2,276           6,205
   Preferred stock converted to common           (20)              20             --             --              --
   Unrealized loss on securities held for sale     --              --           (76)             --            (76)
   Cash dividends                                  --              --             --          (188)           (188)
   Stock options exercised                         --              83             --             --              83
   Net income                                      --              --             --            947             947
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                      103           3,909           (76)          3,035           6,971
   Preferred stock converted to common           (93)              93             --             --              --
   Unrealized gain on securities held for sale     --              --             86             --              86
   Cash dividends                                  --              --             --          (241)           (241)
   Stock options exercised                         --              51             --             --              51
   Net income                                      --              --             --          1,211           1,211
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                      $10          $4,053            $10         $4,005          $8,078
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes.



                                            REPORT OF INDEPENDENT AUDITORS


To the Shareholders and the Board of Directors of Bay Area Bancshares:

We have audited the accompanying consolidated balance sheets of BAY AREA BANCSHARES as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bay Area Bancshares as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/Ernst & Young LLP

San Francisco, California
January 19, 1996
                                                      45

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

December 31, 1995

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING PROCEDURES
The consolidated financial statements of Bay Area Bancshares (the Company), and its wholly owned subsidiary, Bay Area Bank (the Bank), have been prepared in conformity with generally accepted accounting principles and general practice within the banking industry. The Company's significant accounting policies are as follows:

a. Basis of  Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts are shown in thousands except per share data.

b. Use of Estimates in the  Preparation of Financial  Statements
The preparation of the consolidated financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

c. Cash and Cash Equivalents
The Company considers cash and due from banks and federal funds sold to be cash and cash equivalents.

d. Investment  Securities Held to Maturity and Available  for  Sale
The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

e. Loans
Loans are stated at the amount of principal outstanding at the balance sheet date. Interest on commercial, installment and real estate loans is accrued daily on a simple interest basis on the amount of principal outstanding. The Bank's policy is to place loans on nonaccrual status if either principal or interest has become past due for 90 days or more, or when payment in full of principal or interest is not expected. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current period income. Bank management may waive nonaccrual status and the previously accrued interest may not be reversed if a loan is well secured and in the process of collection. Cash received on non-accrual loans is applied to reduce the principal balance.

f. Loans Held for Sale
Loans held for sale in the normal course of business consist of residential real estate loans that were originated or acquired with the intent to sell. These loans are recorded at the lower of cost or fair value and are originated through the Bank's Mortgage Department which began operations in 1993.

g. Allowance for Possible Loan Losses
The allowance for possible loan losses is maintained at a level considered by management as adequate to provide for losses that are inherent in the loan portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The Bank makes periodic credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance. The allowance for possible loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

h.  Premises  and  Equipment
Premises and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are generally three to five years for furniture and equipment. Leasehold improvements are amortized over the term of the respective lease or the estimated useful life of the property, whichever is shorter.

i. Real Estate Owned
Other real estate owned is carried at the lower of cost or fair value. When the property is acquired through foreclosure, any excess of the related loan balance over the fair value is charged to the reserve for possible loan losses. Subsequent write-downs, operating expense, and losses upon sale, if any, are charged to operating expenses.

j. Earnings per Share
Earnings per common and common equivalent shares are computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding which include dilutive and anti-dilutive stock options, preferred stock and a corresponding adjustment of net interest income net of income taxes. The computation of common equivalent shares for primary earnings per share is based on the weighted average market price of the Company's common stock throughout the period. The computation of common equivalent shares for fully diluted earnings per share is based on the market price of the Company's common stock at the end of the period.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)


k. Reclassifications
Certain reclassifications have been made to prior years amounts to conform with the current year presentation. These reclassifications have no effect on previously reported income

NOTE 2-NATURE OF OPERATIONS
The Company, through its subsidiary bank, provides a wide range of commercial banking services to individuals, professionals and small to medium sized businesses. The services provided include those typically offered by commercial banks, such as: interest-bearing and noninterest bearing checking accounts, savings and time deposits, business and personal loans, collection services, safe depository facilities, funds transfer, the issuance of money orders, cashiers checks, and the sale of travelers' checks. The Bank also operates a network of off-site Automated Teller Machines (ATM's), and a Mortgage Department, which generally sells the loans it originates in the secondary mortgage market.
NOTE 3--INVESTMENT SECURITIES
The maturity of mortgage backed securities is estimated based on expected principal prepayments, all other securities have defined maturities. The amortized cost and approximate market value of investment securities as of December 31, 1995 and 1994 are as follows:

                                                                    Investment Securities Available for Sale

                                                               1995                               1994
                                                Amortized Cost      Market Value   Amortized Cost      Market Value
Securities of the U.S. government and its agencies:
       Within one year                                    $505              $508               --                --
After one year but within five years                     2,002             2,008            1,515             1,439
---------------------------------------------------------------------------------------------------------------------------
             Total                                       2,507             2,516            1,515             1,439
Mortgage backed securities:
       After one year but within five years                594               595               --                --
---------------------------------------------------------------------------------------------------------------------------

Total investment securities available for sale          $3,101            $3,111           $1,515            $1,439
---------------------------------------------------------------------------------------------------------------------------

                                                                Investment Securities Held to Maturity
                                                               1995                               1994
                                                Amortized Cost      Market Value   Amortized Cost      Market Value
Securities of the U.S. government and its agencies:
       Within one year                                  $1,253            $1,253           $1,506            $1,506
       After one year but within five years              2,520             2,556            2,808             2,692
       Federal Home Loan Bank Stock                        273               273              260               260
---------------------------------------------------------------------------------------------------------------------------
             Total                                       4,046             4,082            4,574             4,458
States of the U.S. and political subdivisions:
       Within one year                                     400               401              205               205
       After one year but within five years              1,182             1,183            1,381             1,334
---------------------------------------------------------------------------------------------------------------------------
             Total                                       1,582             1,584            1,586             1,539
Mortgage backed securities:
       Within one year                                     501               499              153               148
       After one year but within five years              4,004             4,104            2,114             1,977
---------------------------------------------------------------------------------------------------------------------------
             Total                                       4,505             4,603            2,267             2,125
---------------------------------------------------------------------------------------------------------------------------

Total investment securities held to maturity           $10,133           $10,269           $8,427            $8,122
---------------------------------------------------------------------------------------------------------------------------

In 1995, the Company sold a security with a par value of $500 from its available for sale portfolio. As a result of this transaction, the Company realized a loss of $16. The Company did not sell any securities in 1994. Gross unrealized gains for securities held to maturity at December 31, 1995 and 1994 were approximately $144 and $5 respectively. Gross unrealized losses for securities held to maturity at December 31, 1995 and 1994 for the security portfolio were approximately $8 and $310 respectively. The net adjustment to unrealized gain on investment securities available for sale, included as a separate component of shareholders' equity, was $86 between December 31, 1994 and December 31, 1995. The Financial Accounting Standards Board allowed companies to revisit the designations of their held to maturity and held for sale securities in the fourth quarter of 1995. In December of 1995 the Company elected to transfer a security from its held to maturity portfolio to its held for sale portfolio in anticipation that it may be sold prior to maturity. The security had an amortized cost of $595 and an unrealized loss of $13 at the time of transfer. As of December 31, 1995 and 1994, investment securities with an amortized cost of $1,590 and $1,000 respectively, were pledged to secure public deposits and other borrowings as required by law. The Bank is required to maintain reserves with the Federal Reserve Bank (FRB) of San Francisco. Reserve requirements are primarily based on a percentage of deposit liabilities. At December 31, 1995 and 1994 the Bank had balances of $310 and $507 respectively with the FRB.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)


NOTE 4--LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES Loan balances as of December 31, 1995 and 1994 were as follows:

                                                                                             1995              1994

       Commercial and financial                                                           $17,390           $15,668
       Real estate mortgage                                                                27,962            26,446
       Real estate construction                                                            10,849             6,856
       Installment                                                                          4,524             4,552
---------------------------------------------------------------------------------------------------------------------------
                                                                                           60,725            53,522
Less--Allowance for possible loan losses                                                    1,516             1,505
---------------------------------------------------------------------------------------------------------------------------
             Net loans                                                                    $59,209           $52,017
---------------------------------------------------------------------------------------------------------------------------

The changes in the allowance for possible loan losses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                                                            1995             1994              1993

Balance at January 1,                                                     $1,505           $1,006              $881
       Provision for possible loan losses                                    210              300               420
       Loans charged off                                                   (233)              (3)             (339)
       Recoveries                                                             34              202                44
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31,                                                   $1,516           $1,505            $1,006
---------------------------------------------------------------------------------------------------------------------------

The Company adopted Financial Accounting Standards Board Statement (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, effective January 1, 1995. As a result of applying the new rules, certain impaired loans are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the estimated value of the loan is less than the carrying value of the loan, the impairment is recorded through a valuation allowance. The valuation allowance for impaired loans at December 31, 1995 under SFAS No. 114 was $185 which is included in the Company's allowance for loan loss.

The Company considers all nonaccrual loans to be impaired loans. At December 31, 1995 and 1994 there were loans totaling approximately $470 and $200 respectively, on nonaccrual status. Interest earned but not recorded on all loans that were on nonaccrual status during the years ended December 31, 1995, 1994, and 1993 was approximately $43, $60 and $58, respectively.

The Bank has, and expects to havein the future, banking transactions in the ordinary course of its business with directors, executive officers, principal shareholders and their associates. These transactions, including loans and deposits, are granted on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others and do not involve more than the normal risk of collectability or present other unfavorable features. The loan activity with respect to these related parties during 1995 is summarized below:

                                                   Balance as of                 Paydowns or          Balance as of
                                               December 31, 1994    Additions     Retirements     December 31, 1995
Loans to directors, executive officers,
       principal shareholders and
       their associates                                  $1,024            --             $79                  $945


NOTE 5--PREMISES AND EQUIPMENT
Premises and  equipment  as of December  31, 1995 and 1994 was  comprised of the following:
                                                                                             1995              1994
       Automobiles                                                                            $37               $36
       Furniture and equipment                                                              2,149             1,800
       Leasehold improvements                                                                 170               169
---------------------------------------------------------------------------------------------------------------------------
                                                                                            2,356             2,005
       Less - Accumulated depreciation and amortization                                     1,408               982
---------------------------------------------------------------------------------------------------------------------------
       Net premises and equipment                                                            $948            $1,023
---------------------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)


NOTE 6--DEPOSITS AND INTEREST ON DEPOSITS
As of December 31, 1995 and 1994, the Bank had time certificates of deposit in denominations of $100 or more totaling approximately $7,850 and $7,070, respectively. Interest paid on these deposits was approximately $347 in 1995, $333 in 1994 and $282 in 1993.

NOTE 7--AVAILABLE CREDIT
As of December 31, 1995 and 1994, the Bank had in place $3,000 in unsecured liquidity lines of credit and $2,000 in secured lines of credit. These funds were available through its correspondent banks. During 1993 the Bank was approved for membership in the Federal Home Loan Bank of San Francisco (FHLB). The Bank may borrow up to 25% of its assets subject to collateral and FHLB stock purchase requirements. At December 31, 1995 the Bank held $273 in FHLB stock and was able to borrow up to approximately $1,913, however, there were no borrowings in 1995 or 1994.

NOTE 8--SHAREHOLDERS EQUITY
The retained earnings of the Company include undistributed earnings of the Bank. Dividends by the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings, or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or with the approval of the California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year. As of December 31, 1995, the Bank had retained earnings available for dividend distribution of $3,438.

Additionally, the Federal Reserve Act generally restricts loans, advances and investments by the Bank, in or to the Company, to 10% of the shareholder's equity of the Bank.

In August 1988, the Company issued$123 of 6% noncumulative preferred stock at $10 stated value per share. The preferred stock is convertible to no par common stock of the Company at an initial conversion price of $4.33 per common share (as adjusted for stock dividends) and is redeemable at the option of the Company at a $10 per share redemption price. The preferred stock has a liquidation preference of $10 per share. A 6% preferred stock cash dividend has been paid in five consecutive years beginning in 1991. Through December 31, 1995, $113 in preferred stock, or 11,300 shares, had been converted to 26,100 shares of common stock.

NOTE 9--COMMITMENTS AND CONTINGENT LIABILITIES
The Company is obligated for rental payments under certain operating leases and contract agreements. Rental expense included in occupancy expense and equipment expense was approximately $359, $315 and $309 for the years ended December 31, 1995, 1994 and 1993, respectively. At December 31, 1995, the approximate future lease rentals payable under operating leases for premises were as follows:

       1996                                                                 $303
       1997                                                                  276
       1998                                                                  276
       1999                                                                  232
       2000                                                                  232
       Thereafter                                                            463
---------------------------------------------------------------------------------------------------------------------------

       Total Minimum Lease Payments                                       $1,782
---------------------------------------------------------------------------------------------------------------------------

The Company's primary location (900 Veterans Blvd.) was acquired by a former director in October of 1992. The lease for approximately 8,300 square feet, which was negotiated with the previous lessor, a non-related party, was renewed for a seven year term in June of 1995 with an additional seven year option. An additional lease for approximately 2,100 square feet for the Bank's Mortgage Department was negotiated with the former director and renewed for a three year term in December of 1995 with an additional three year option. Total rent paid in 1995 for all space leased at 900 Veterans Blvd was $286. The Company's data processing center is also owned by a former director. Total rent paid in 1995 for the data processing center was approximately $54. In the opinion of management, the terms of the leases are no less favorable than terms which could have been obtained from unrelated parties.

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings will not have a material adverse effect on the consolidated financial condition of the Company.

NOTE 10--OFF-BALANCE SHEET INSTRUMENTS WITH RISK
In the ordinary course of business, the Bank enters into various types of transactions which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and standby letters of credit and are not reflected in the accompanying balance sheets. These transactions may involve, to varying degrees, credit and interest rate risk in excess of the amount, if any, recognized in the balance sheets. Management does not anticipate any loss to result from these commitments.

The Bank's off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and standby letters of credit. The Bank applies the same credit standards to these contracts as it uses in its lending process.

Financial instruments whose contractual amount represented risk:

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

                                                                            1995             1994

Commitments to extend credit                                              $24,347          $20,936
Standby letters of credit                                                    $101             $235



Commitments to extend credit are agreements to lend to customers. These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Bank if certain conditions of the contract are violated. Although currently subject to drawdown, many of these commitments are expected to expire or terminate without funding. Therefore, the total commitment amounts do not necessarily represent future cash requirements. Collateral held relating to these commitments varies, but may include cash, securities and real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Credit risk arises in these transactions from the possibility that a customer may not be able to repay the Bank upon default of performance. Collateral held for standby letters of credit is based on an individual evaluation of each customer's creditworthiness, but may include cash and securities.

The Bank's business activity is with customers primarily located within San Mateo County. The Bank grants real estate, commercial, and installment loans to these customers. Although the Bank has a diversified loan portfolio, a significant portion of its customers' ability to repay the loans is dependent upon the real estate economic sector. Generally, the loans are secured by assets or stock. Loans are based on the borrowers' established integrity, historical cash flow, and their willingness and ability to perform on commitments. The Bank's policy is to secure collateral where deemed necessary to protect the soundness of the loan. In the event of loan default, the Bank's means of recovery is through judicial procedures.

NOTE 11--PROFIT SHARING AND SALARY CONTINUATION PLANS
The Bank has a qualified profit sharing plan for most full-time employees. Employer contributions are to be made from current-year profits, predicated on the performance of the Bank based on a formula approved annually by the Bank's Board of Directors. Participants in the plan are allowed to make contributions in accordance with the plan agreement. The Bank matches the participants contributions up to 5% of their annual salary so long as certain Bank profitability goals are met. Full vesting of the Bank's contribution to the employee occurs after four years of employment. The Bank provided for contribution expense of $64, $64 and $58 during 1995, 1994 and 1993, respectively.

At  December  31,  1995  the  Company  was  in  the  process  of implementing a salary continuation plan for the Bank's Chief Executive Officer. The officer will vest in the benefits of the proposed plan equally each year and fully vest in 2005 if certain bank performance standards are met and if he reaches normal retirement age while working for the Bank. The costs of these benefits will be accrued over the remaining expected service life of the officer based on the estimated present value of the related liability. Salary continuation expense was approximately $81 in 1995. The Bank has elected to fund its obligation under the plan described above with a life insurance contract. The Bank acquired a life insurance policy with a current cash surrender value of $53 which is included in other assets at December 31, 1995. The Company made a premium payment of $89 to this policy in 1995 and anticipates making additional premium payments of $89 for the next three fiscal years to the policy if the plan is adopted. This policy is expected to cover plan expenses.

NOTE 12--EMPLOYEE STOCK OPTION PLAN
The Company has a stock option plan for full-time, salaried officers and directors and employees who have substantial responsibility for the successful operation of the Company. Options are granted at no less than the fair market value of the stock at the date of the grant. The options may be granted in accordance with terms determined by the Board of Directors until the expiration of the plan. During 1993, the original stock option plan of 1983 expired. A new plan was ratified by the Company's Shareholders at the Annual Meeting in May 1993. At December 31, 1995, 19,558 shares were available for grant. The following table summarizes the option activity in the 1993 and 1983 plans for the years ended December 31, 1995, 1994 and 1993 (all share amounts are in thousands):


1983 Plan                                                              Available      Outstanding   Price Per Share

Balance, December 31, 1993                                                    --                2             $4.88
       Exercised                                                              --               (2)            $4.88
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                                    --               --                --
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                                    --               --                --
---------------------------------------------------------------------------------------------------------------------------


1993 Plan                                                              Available      Outstanding   Price Per Share
Inception of Plan                                                            231              --                 --

       Granted                                                             (207)              207     $4.75 - $5.23
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                                                    24              207     $4.75 - $5.23
       Exercised                                                              --             (16)             $4.75
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                                    24              191     $4.75 - $5.23
       Granted                                                               (5)                5             $7.25
       Exercised                                                              --             (11)             $4.75
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                                    19              185     $4.75 - $7.25
---------------------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)


NOTE 13--INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are set forth below:

                                                                                             1995              1994

Book loan loss allowance in excess of tax                                                    $414              $411
Book depreciation in excess of tax                                                              8                26
State franchise tax                                                                            87                52
Other                                                                                          14                28
---------------------------------------------------------------------------------------------------------------------------
       Deferred tax asset                                                                    $523              $517
---------------------------------------------------------------------------------------------------------------------------

The current and deferred amounts of the tax provision (benefit) for the years ended December 31, 1995, 1994, and 1993 were as follows:

                                      Total
                                                                         Federal            State         Provision
1995

   Current                                                                  $583             $262              $845
   Deferred                                                                 (14)                8               (6)
---------------------------------------------------------------------------------------------------------------------------
                                                                            $569             $270              $839
---------------------------------------------------------------------------------------------------------------------------
1994
   Current                                                                  $561             $233              $794
   Deferred                                                                (104)             (53)             (157)
---------------------------------------------------------------------------------------------------------------------------
                                                                            $457             $180              $637
---------------------------------------------------------------------------------------------------------------------------
1993
   Current                                                                  $498             $184              $682
             Deferred                                                        (74)             (22)              (96)
---------------------------------------------------------------------------------------------------------------------------
                                                                            $424             $162              $586
---------------------------------------------------------------------------------------------------------------------------

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rates to income before taxes as follows:

                                                                            1995             1994              1993

Federal income tax expense, based on statutory 34% federal income tax rate  $697             $539              $492
State franchise taxes, net of federal benefit                                178              119               107
Tax exempt income                                                           (21)             (24)              (21)
    Other, net                                                              (15)                3                 8
---------------------------------------------------------------------------------------------------------------------------
                                                                            $839             $637              $586
---------------------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

NOTE 14-FAIR VALUE OF FINANCIAL INSTRUMENTS
In accordance with SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", the estimated fair value of the Company's financial instruments are disclosed below. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent or affect the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

Cash and Cash Equivalents:
Cash and cash equivalents, which includes federal funds sold, is carried at an amount that approximates fair value.

Time Deposits With Other Financial  Institutions:
Time deposits are carried at an amount that approximates fair value.

Investment Securities:
Fair value is based on quoted market prices, where available or quoted market prices of comparable instruments. If not material, the carrying value of investment securities approximates fair value.

Loans and Loans Held for Sale:
The allowance for loan losses and most adjustable rate loans are valued at the carrying amount. All fixed and adjustable rate loans with interest rate caps and floors are valued by loan type. To determine the fair value, the interest rate used to discount the cash flows is the current market rate for a like class of loans.

Interest   Receivable:
Interest receivable is carried at an amount that approximates fair value.

Deposits:
The fair values disclosed for demand (interest bearing transaction and savings deposits) are equal to the amount payable on demand at the reporting date
(carrying amount). Fair value for time deposits (fixed-rate certificate of deposits) are estimated using a discounted cash flow calculation that applies interest rates currently offered on deposits of similar remaining maturities.

Interest Payable:
Interest payable is carried at an amount  that  approximates  fair  value.

Fed Funds  Purchased:
Fed funds purchased   are   carried   at  an  amount   that  approximates fair
value.

Off-Balance-Sheet  Instruments:
The fair value of  commitments to extend credit were not significant.

The estimated fair values of the Company's financial instruments are as follows:

                    December 31, 1995
                                                                 Carrying Amount       Fair Value
       Assets


       Cash and cash equivalents                                         $18,076          $18,076
       Time deposits with other financial institutions                       103              103
Investment securities available for sale                                   3,111            3,111
       Investment securities held to maturity                             10,133           10,269
       Loans                                                              59,209           59,251
Loans held for sale                                                          772              795
Interest receivable                                                          589              589
Liabilities
       Demand deposits                                                    22,998           22,998
Interest bearing transaction and savings deposits                         44,856           44,856
Time deposits                                                             16,125           15,776
Interest payable                                                             124              124
       Federal funds purchased                                             1,000            1,000

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

NOTE 15--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
Condensed balance sheets, statements of income, and cash flows for Bay Area Bancshares (parent company only) are presented below:

Bay Area Bancshares (Parent) Balance Sheets at December 31, 1995 and 1994

Assets                                                                                       1995              1994
   Cash and cash equivalents                                                                 $120               $20
   Investment in subsidiary                                                                 8,045             6,964
---------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                        $8,165            $6,984
Liabilities & Shareholders' Equity
   Other liabilities                                                                           87                13
---------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                       87                13
       Total shareholders' equity                                                           8,078             6,971
---------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                                          $8,165            $6,984
---------------------------------------------------------------------------------------------------------------------------

Bay Area Bancshares (Parent) Statements of Income For the Years Ended
December 31, 1995, 1994 and 1993
                                                                            1995             1994              1993
Cash dividends received from subsidiary                                     $275             $325              $200
Other income                                                                   1                1              1
Interest expense                                                             ---             (10)              (17)
Professional fees                                                           (25)             (37)              (14)
Miscellaneous expense                                                       (35)             (40)              (45)
---------------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed income of subsidiary                   216              239               125
Equity in undistributed income of subsidiary                                 995              708               735
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                $1,211             $947              $860
---------------------------------------------------------------------------------------------------------------------------

Bay Area Bancshares (Parent) Statements of Cash Flows For the Years Ended
December 31, 1995, 1994 and 1993

Cash flows from operating activities:                                       1995             1994              1993
       Net income                                                         $1,211             $947              $860
       Adjustments to reconcile net income to cash provided by operating activities:
             Net decrease in unamortized offering expenses                    --               --                 2
             Net decrease in other assets                                     --                2                 1
             Net increase (decrease) increase in other liabilities            74                8                (5)
             Equity in undistributed income of subsidiary                  (995)            (708)              (735)
---------------------------------------------------------------------------------------------------------------------------
                  Total adjustments                                        (921)            (698)             (737)
---------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                  290              249               123
Cash flows from financing activities:
       Principal payment on note payable                                      --            (150)              (75)
       Exercise of common stock options                                       51               83                93
       Cash dividends                                                      (241)            (188)             (159)
---------------------------------------------------------------------------------------------------------------------------
             Net cash used in financing activities                         (190)            (255)             (141)
---------------------------------------------------------------------------------------------------------------------------
             Net increase (decrease) in cash and cash equivalents            100              (6)              (18)
Cash and cash equivalents, beginning of year                                  20               26                44
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                      $120              $20               $26
---------------------------------------------------------------------------------------------------------------------------
Cash paid for interest                                                        --              $11               $17


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                                        PART III


Item 10.          Directors and Executive Officers of the Registrant.

         The following table provides certain information regarding the Board of Directors of the Company and the Bank.

                                                                                                Director of
                                                  Position                     Position         the Company
Name                               Age          with Company                   with Bank           Since

Frank M. Bartaldo Jr.              47                N/A                       Director,            N/A
                                                                            Executive Vice
                                                                               President

Mario A. Biagi                     67             Director                    Chairman of          1981
                                                                               the Board

John O. Brooks                     55             Director                     Director,           1995
                                               Executive Vice                 President,
                                                 President,                 Chief Executive
                                               Chief Operating                  Officer
                                                   Officer

Gary S. Goss                       60             Director,                    Director,           1981
                                                  Secretary                    Secretary

Robert R. Haight                   67            Chairman of                   Director            1981
                                                 the Board,
                                                 President,
                                               Chief Executive
                                                   Officer

Stanley A. Kangas                  58             Director                     Director            1996

David J. Macdonald                 56             Director                     Director            1981

Thorwald A. Madsen                 79             Director                     Director            1981

Dennis Royer                       53             Director                     Director            1995


         None of the directors of the Company or the Bank were selected pursuant to any arrangement or understanding other than the directors and officers of the Company and the Bank acting in their capacities as such. There are no family relationships between any two or more of the directors or officers.

         Set forth below are brief summaries of the background and business experience, including the principal occupation, of the Company's and Bank's directors. Except for the Bank, no corporation or organization discussed below is an active affiliate or a subsidiary of the Company.

FRANK M. BARTALDO, JR. Mr. Bartaldo has been with Bay Area Bank since 1986. He currently serves as Executive Vice President and Senior Banking Officer of the Bank. In February 1996, Mr. Bartaldo was elected to serve as a director of the company's sole subsidiary, Bay Area Bank. Before his employment at Bay Area Bank, Mr. Bartaldo was a partner in a mortgage banking business and prior to that he was employed for eight years at Wells Fargo Bank. Mr. Bartaldo received his BS in Business Administration from California State University at Chico in 1971. Mr. Bartaldo is president elect of the Redwood City-San Mateo County Chamber of Commerce.

MARIO BIAGI: Presently a rancher/consultant, Mr. Biagi owned and operated Ethan Allen Furniture Store in Belmont for 15 years and Biagi Interiors in Redwood City for 10 years. From 1976 to 1984, Mr. Biagi served as a councilman for Redwood City and from 1980 to 1982, as the City's mayor. He currently serves on the Advisory Board of Kainos having served as a board member for 8 years. In addition to other active involvement in the community, he acted as Interim President of the Bank from December 1984 to May 1985, and as the Chairman of the Board from 1981 to 1991. In May 1995 Mr. Biagi was once again elected to the position of Chairman of the Board of Bay Area Bank.


JOHN O. BROOKS: Mr. Brooks began his position as President/Chief Executive Officer and Director of Bay Area Bank and Chief Operating Officer of Bay Area Bancshares on November 2, 1992. On June 27, 1995 Mr. Brooks was appointed a Director of Bay Area Bancshares. He has more than 30 years of experience in the banking industry. From 1990 to 1992, he was President/CEO of Heritage Oaks Bank in Paso Robles. From 1987 to 1990, he was President/CEO at the Bank of Pleasanton and from 1980 to 1987, he held the same position at Foothill Bank in Mountain View, Ca. Mr. Brooks is currently involved in local Rotary groups, the San Carlos Youth Center Foundation, serves on the Board of Directors of the Mid-Peninsula YMCA and the Peninsula Outreach Program and is a member of the honor society, Beta Gamma Sigma. GARY S. GOSS: Certified Public Accountant since 1961 and principal in the accounting firm of Gary S. Goss, San Carlos, California. Currently a member of the Redwood City, San Carlos and Foster City Chambers of Commerce and the San Carlos Rotary. Mr. Goss has been president of the San Carlos Chamber and served on the Board of Directors of the Half Moon Bay Chamber of Commerce. He also served as president of the YMCA. ROBERT R. HAIGHT:
Owner and founder of Woodside Road Insurance Agency in Redwood City. He is also a licensed insurance broker and agent. Mr. Haight graduated from Redwood City's Sequoia High School, having lived in Redwood City since 1942. He is a past president and director of the Redwood City Chamber of Commerce, the Redwood City Independent Insurance Agents Association, and San Mateo County Independent Agents Association. Currently, Mr. Haight is Director of the Redwood City Independent Insurance Agents Association and a member of the Sequoia Club. Mr. Haight was elected Chairman of the Board, President and Chief Executive Officer of Bay Area Bancshares in 1991. STANLEY A. KANGAS. Chairman of the Board of Brian Kangas Foulk (BKF), a civil engineering firm in Redwood City. Mr. Kangas was President of BKF from 1975 to 1995. He has over 35 years of experience in all aspects of civil engineering and land surveying. Mr. Kangas has provided engineering consulting services to Stanford University, its Medical Center and Research/Industrial Park and the Stanford Shopping Center. He served as Principal-In-Charge for many of BKF's large scale projects including the 1,200 acre Redwood Shores community in Redwood City. He also
                                            55
serves as District Engineer for the Belmont County Water District. Professional affiliations include the American Society of Civil Engineers, American Water Works Association, Bay Counties Civil Engineers and Land Surveyors Association, Consulting Engineers and Land Surveyors of California, Peninsula Association of Contractors and Engineers, Peninsula Chapter of Civil Engineers and Land
Surveyors, San Mateo County Economic Development Association, Northern California Surveyors Joint Apprenticeship Committee and the Northern California Surveyors Trust. Mr. Kangas is currently involved in many local community programs and non-profit groups including the Redwood City-San Mateo County Chamber of Commerce, Kainos, the Sequoia Hospital Foundation, San Carlos Youth Center Foundation and the Boys and Girls Club of the Peninsula. Mr. Kangas and BKF were recently honored with the Sequoia Award for civic service by a Redwood City business.


DAVID J. MACDONALD: A real estate developer and syndicator, Mr. Macdonald is owner and broker of David J. Macdonald Real Estate Company in San Carlos. Mr. Macdonald is a member of the San Mateo County Sheriff's Air Squadron and Search and Rescue.

THORWALD A. MADSEN: Retired since 1989, Mr. Madsen was Manager of Bay Counties Builders Escrow from 1972 to 1989, and Executive Director of the Peninsula Builder's Exchange from 1972 to 1984. Prior to assuming dual responsibilities at PBE, he ran his own company, Thor Madsen Plumbing and Heating from 1944 to 1970. Always an active member of the community, Mr. Madsen served as Mayor of San Carlos in 1974 and served on the city council from 1972 to 1976. He was on the San Carlos Park & Recreation Commission for 12 years, serving as Chairman five times. Currently Mr. Madsen is an active participant in the San Carlos Lions Club, PACE Engineers Club, San Mateo Men's Garden Club, and served as President of the San Carlos Branch of Sons in Retirement in 1990.


DENNIS W. ROYER. Mr. Royer is a partner in his family owned and operated business, Royer Realty in Redwood City, which his father began in 1954. Upon receiving his MBA from the University of Santa Clara in 1967, Mr. Royer began his career as a residential real estate broker. He is a former board member of the Redwood City/San Carlos Association of Realtors and the Peninsula Golf and Country Club. Mr. Royer was appointed to the Board of Directors of Bay Area Bank and Bay Area Bancshares on June 6, 1995.

Executive Officers of the Registrant

         The information required herein is incorporated by reference from Item 1(b), herein.

Item 11.          Executive Compensation.

         The following table sets forth the cash compensation paid to or allocated for the Chief Executive Officer of the Company and the Bank and those executive officers whose cash compensation exceeded $100,000 for services rendered in 1995, 1994, and 1993.


                                               Summary Compensation Table

                                                                                      Long Term
Name and                                        Regular                              Compensation         All Other
Principal Position          Year1               Salary1, 2         Bonus            Stock Options*      Compensation3,4
------------------          ----                    ------         -----            --------------      ------------
Robert R. Haight            1995                $17,750             N/A                    0                $ 6,000
CEO of Company              1994                $15,600             N/A                    0                $ 5,920
                            1993                $16,500             N/A                 11,613              $ 4,507

John O. Brooks              1995               $135,000           $49,000                  0                $13,500
CEO of Bank                 1994               $127,500           $36,000                  0                $13,500
                            1993               $127,500           $56,000               37,035              $13,250

* Number of shares
---------------------

1     Amounts for Mr. Haight include all compensation received in the fiscal year.
2     Mr. Haight is paid $300 per Board meeting in addition to his regular, non-officer director fees.  Mr. Brooks has an annual base salary of $135,000.
3     Mr. Haight is not eligible for the Bank's 401(k) Plan as he is not an employee of the Bank.  Mr. Haight receives health benefits with a cost of $500 per month during 1995.  During 1995, Mr. Brooks received
      $6,000 ($500/month) as an auto allowance and $7,500 as a matching contribution under the Bank's 401(k)
      Plan.
4     In addition to this compensation,  a Salary  Continuation Plan was adopted effective January 1, 1995, to provide deferred compensation to Mr. Brooks, subject to certain terms and conditions as described below.


Executive Salary Continuation Plan

         The Board of Directors of the Bank has approved the principal terms of a Salary Continuation Plan for John Brooks effective January 1, 1995 by which he will receive deferred compensation in accordance with the terms and conditions of a written agreement. This could result in a maximum benefit of annual payments to Mr. Brooks of $80,000 per year for a period of up to 15 years from 2006 through 2020. Each such annual payment is to consist of a basic benefit of $2,000 and a target benefit of $78,000. The target benefit accrues proportionately  for each  calendar  year  from 1995  through  2005 in which Mr.
Brooks remains as chief executive officer of the Bank and in which the Bank achieves certain performance standards. If the performance standards are not achieved in a particular year, the proportion of the target benefit does not vest. The payment of the annual payments to the extent they are vested will commence in 2006 and continue for up to 15 years through 2020 if certain conditions are met. The written agreement setting forth the Salary Continuation Plan has not been finalized.

         The following table sets forth certain information regarding the Salary Continuation Plan:



                                 LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                       Performance or
                      Number of         Other Period
                    Shares, Units     Until Maturation
Name               or other Rights        or Payout           Threshold         Target          Maximum

John O. Brooks           N/A              11 years           $2,000/yr.       $78,000/yr.     $80,000/yr.



Profit Sharing Plan

         The Bank instituted a capital accumulation and profit-sharing plan (the "Plan") for eligible employees of the Bank effective January 1, 1985 which was last amended November 1, 1987. The Plan is intended to provide benefits to the Bank's employees at retirement or upon death or disability. To be eligible for participation in the Plan, an employee must complete one half year of service and not be included in a collective bargaining unit.

         Benefits are provided through the Bank's discretionary profit-sharing contributions as well as from salary saving contributions ("401(k) contributions") made by the employee. 401(k) contributions are made with before-tax dollars thereby reducing the employee's taxable income. The Bank may contribute a matching amount equal to a percentage of the employee's 401(k) contribution up to a maximum of 5% of the employee's earnings determined prior to the 401(k) contribution. The amount of the Bank's matching contribution, if any, is determined each year by the Bank's Board of Directors; however, contributions by the Bank are not allowed until the Company has achieved certain predefined performance standards. The Bank is not required to make a matching contribution even if such performance standards are achieved.

         The 401(k) contribution may be contributed in an amount from 1% to 15% of the employee's earnings. If the employee contributes more than 5% of his earnings each year, no more than 5% will be matched by the Bank in the event the Bank determines it will make a discretionary contribution. The amount of the Bank's discretionary contribution, if any, is determined on a yearly basis.

         Following two years of service, the Bank's contributions begin to vest, with 100% vesting occurring after four years of service. For the years ending December 31, 1995, 1994 and 1993, the Bank contributed $64,000, $64,000 and $58,600, respectively, to the Plan.

Stock Option Plan

         The Company adopted a Qualified Stock Option Plan (the "1993 Plan") in 1993, which was approved by the shareholders at the 1993 Annual Meeting. The 1993 Plan provides for the issuance of incentive and non-incentive stock options to directors, key full-time employees and officers and consultants of the Company and the Bank. The 1993 Plan initially covered 231,431 shares of the Company's Common Stock, no par value, for which such options could be granted. As of March 15, 1996, 177,169 shares were subject to outstanding options and 19,558 shares remained available for future grant under the plan.

         The Plan provides that all options be granted at an exercise price of not less than 100% of fair market value on the date of grant in the case of incentive stock options or not less than 85% of fair market value on the date of grant in the case of other stock options. The Board of Directors of the Company may issue options which become vested in the future based upon achieving certain longevity requirements and/or performance standards. Within three months following termination of employment for any reason other than death or disability, an optionee (other than a director-optionee) may exercise his or her option to the extent such option was exercisable on the date of termination, subject to earlier termination by reason of expiration of the option. In the event of the death or disability of an optionee (other than a director-optionee), the option is exercisable for a period of six months after that event, which is also subject to earlier termination if the option expires. Director-optionees may exercise their options for a period of five years following retirement, death or disability, subject to earlier termination of the options.

         The following table sets forth the value realized by the exercise of options during 1995 and the value of outstanding stock options held by the executive officers named in the Summary Compensation Table at December 31, 1995, pursuant to the 1993 Plan. In addition, in February of 1996, Mr. Brooks exercised options for 2,000 shares, with an exercise price of $4.75.



                                  AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR AND
                                                 YEAR-END OPTION VALUES


                                                                                                     Value of
                                                                            Number of               Unexercised
                                                                           Unexercised             In-The-Money
                                                                             Options                  Options
                             Shares Acquired          Value               Exercisable/             Exercisable/
Name                          On Exercise1          Realized2            Unexercisable1           Unexercisable3
Robert R. Haight                    0                  $0                   11,613/0               $87,100 / $0

John O. Brooks                    3,100              $17,600                30,935/0               $232,000 / $0



1   Number of shares
2   Value determined  based on the difference  between exercise price for shares and fair market value of shares on date of exercise.
3   Value estimated based on fair market value of Common Stock at December 31, 1995  ($12.25 estimated bid price ) less the exercise price of those options.


Employment Agreement

         On September 2, 1992, Bank President and Chief  Executive  Officer John
O. Brooks entered into an employment agreement with the Bank. The agreement has no term and Mr. Brooks' employment is "at will" thus it may be terminated at any time. The agreement primarily outlines Mr. Brooks' base salary (originally $127,500, currently $135,000 annually), auto allowance ($500 per month), performance requirements for bonuses (annual bonus payments not to exceed 4.5% of Bank pretax income), maximum severance benefits (six months if the Bank is sold or merged before September 1997), authorities and responsibilities, and other miscellaneous benefits.

Compensation of Directors

         In 1995, non-officer directors of the Company received $100 per Company Board meeting. The Chairman of the Bank Board received an additional $200 per monthly meeting and the Chairman of the Company's Board received an additional $100 per meeting. Each non-officer director also received $400 per Bank Board meeting as well as $150 per committee meeting. Each director also received $500 per month for health insurance premiums. Total compensation for the current six non-officer directors was $93,050 in 1995.

         In March of 1996 the directors approved an increase in their director fees, effective April 1, 1996, as follows: non-officer directors of the Company will receive $200 per Company Board meeting. Each non-officer director will receive $650 per Bank Board meeting as well as $150 per committee meeting. Each director also will receive $550 per month for health insurance premiums. The Chairman of the Bank Board will continue to receive an additional $200 per monthly meeting and the Chairman of the Company's Board will receive an additional $100 per meeting.

         Directors are also eligible to receive options and have received options under the 1993 Plan and the prior plan of the Company. In 1995, directors exercised options for 8,100 shares of stock, by which those directors realized $38,475. In February of 1996, directors exercised options for an additional 8,000 shares of stock, realizing value of $38,000. As of March 15, 1996 the directors of the Company have options exercisable for a total of 94,775 shares. The value of those exercisable options as of March 15, 1996 was approximately $706,000, which value is estimated based on fair market value of Common Stock at March 15, 1996 ($12.25 estimated bid price) less the exercise price of those options.

         The Bank's bylaws provide that a director may be designated as a "Director Emeritus" upon retirement. Mr. James E. Burney and Mr. Alan Miller retired from the Board of Directors of the Bank on March 21, 1995 and May 16, 1995, respectively. Each entered into a Director Emeritus Agreement with the Bank whereby they will receive $1,000 per month for 5 years as a Director Emeritus.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

Security Ownership of Management

         The following table sets forth information as of March 15, 1996, pertaining to beneficial ownership of the Company's Common Stock by current directors of the Company and all directors and executive officers1 of the Company as a group. The information contained herein has been obtained from the Company's records and from information furnished directly by the individual or entity to the Company.

         The table should be read with the understanding that more than one person may be the beneficial owner or possess certain attributes of beneficial ownership with respect to the same securities. Therefore, careful attention should be given to the footnote references set forth in the column entitled "Amount Held and Nature of Holdings." In addition, shares issuable pursuant to

--------------------

1 As used throughout this Form 10-K and unless indicated to the contrary, the terms "officer" and "executive officer" refer to the Company's
         Chairman of the Board of Directors, President and Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, and the Bank's Senior Banking Officer and Senior Credit Officer.

options which may be exercised within 60 days of March 15, 1996 are deemed to be issued and outstanding and have been treated as outstanding in calculating the percentage ownership of those individuals possessing such interest, but not for any other individuals. Thus, the total number of shares considered to be outstanding for the purposes of this table may vary depending upon the individual's particular circumstance.


                                                                      Amount and Nature of
Name and Address                           Relationship                    Beneficial            Percent
of Beneficial Owner2,3                     With Company                    Ownership4           of Class

Mario A. Biagi                             Director                          51,641 5             6.12%
John O. Brooks                             Director/Chief
                                           Operating Officer                 36,935 6             4.28%
Gary S. Goss                               Director & Secretary              92,894 7            11.03%
Robert R. Haight                           Chairman of the Board,            54,508 8             6.42%
                                           President and Chief
                                           Executive Officer
Stanley A. Kangas                          Director                           1,417  9             .17%
David J. Macdonald                         Director                          46,280 10            5.41%
Thorwald A. Madsen                         Director                          28,098 11            3.35%
Dennis W. Royer                            Director                           1,977 12             .24%
                                                                              ------               ---

All directors, nominees and officers
  of the Company and Bank as a Group
  (11 in number)                                                            351,282 13           36.71%

--------------------

2 Includes shares beneficially owned, directly and indirectly, together with associates. Subject to applicable community property laws and shared voting or investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.

3     The address for all persons is:  900 Veterans Boulevard, Redwood City, California 94063.

4 Includes ownership of Common Stock, as well as shares of Common Stock which could be acquired through the exercise of options currently outstanding within 60 days of March 15, 1996.

5     Includes 39,775 held by Mario and June Biagi as joint tenants; 254 shares currently in street name; and options to acquire 11,613 shares of Common Stock.

6     Includes 6,000 shares of Common Stock held by the John O. Brooks Revocable Trust; and vested options to acquire
      30,935 shares of Common Stock.

7 Includes 35,889 shares of Common Stock held by Gary and Chrystel Goss as community property; 1,029 shares held by Gary S. Goss as custodian; 35,814 shares held in trust for Gary and Chrystel Goss; 10,162 in the name of Gary S. Goss; and options to acquire 10,000 shares of Common Stock. On December 27, 1991, the State Banking Department approved an application by Mr. Goss to acquire up to 24.99% of the Company's stock on the open market.

8 Includes 41,995 shares of Common Stock held by Robert and Sherrill Haight as joint tenants; 600 shares held by Robert R. Haight IRA; 300 shares Sherrill Haight IRA; and options to acquire 11,613 shares of Common Stock.

9     Includes 1,000 shares of Common Stock held by Stanley and Teresa A. Kangas as joint tenants; and 417 shares held by the Brian Kangas Foulk Retirement Plan & Trust of which Mr. Kangas is a Trustee.

10 Includes 23,107 shares of Common Stock held by David and Pauline Macdonald as joint tenants; and options to acquire 23,173 shares of Common Stock.








11 Includes 20,633 shares of Common Stock held by Thorwald and Jonelle Madsen as Trustees of the Madsen Family Trust; 22 shares of Common Stock held by Thorwald Madsen as custodian for his grandchild, a minor; and options to acquire 7,443 shares of Common Stock.

12    Includes 1,977 shares of Common Stock held in the name of Dennis W. Royer.

13    Includes as if currently outstanding, 177,169 shares subject to stock options granted under the Company's 1993
      Stock Option Plan.


Major Shareholders

The following sets forth information as of March 15, 1996, pertaining to beneficial ownership of the Company's Common Stock by persons, other than management , known to the Company to own 5% or more of the Company's common stock. This information was obtained through the Company's stock transfer agent and registrar.


                                                                      Amount and Nature of
Name and Address                           Relationship                    Beneficial            Percent
of Beneficial Owner                        With Company                    Ownership1           of Class

James & Katherine Burney                   Director Emeritus                 73,171 2             8.55%
Nine C Corporation                         Major Shareholder
900 Veterans Blvd.
Redwood City, CA

Alan Miller                                Director Emeritus                 56,480 3             6.60%
#4 Bridle Lane                             Major Shareholder
Woodside, CA

----------------------

1 Includes shares beneficially owned, directly and indirectly, together with associates. Subject to applicable community property laws and shared voting or investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.

2 Includes 49,988 shares of Common Stock held by James and Katherine Burney as Trustees of the Burney Family Trust; and options to acquire 23,173 shares of Common Stock. On 6/24/91 the State Banking department approved an application by Mr. James E. Burney to acquire up to 24.99% of the Company's outstanding stock on the open market.

3 Includes 8,472 shares of Common Stock held by Heart Construction Company, which is wholly owned by Alan B. Miller; 24,835 shares solely owned by Alan B. Miller; and options to acquire 23,173 shares of Common Stock.

Item 13.          Certain Relationships and Related Transactions.

Buildings Leases with Major Shareholders

         The Company's and the Bank's principal offices are located in a modern, six-story building at 900 Veterans Boulevard, Redwood City, which provides approximately 8,300 square feet of ground floor interior space. In June of 1995 the Bank executed a lease for 7.5 years (90 months) with a seven year option to renew. The new lease was made at essentially the same terms as the previous lease that was negotiated with a non-related party. The current monthly cost for this space (which includes an allocation of certain operating expenses) is approximately $21,052 per month or approximately $2.53 per square foot. The rental amounts are subject to further adjustments annually based on the Consumer Price Index and the allocation of property taxes and operating expenses. This building was acquired in September of 1992 by Nine-C Corporation, which is owned by Mr. James Burney, a major shareholder of the Company and a Director Emeritus of the Company and the Bank.

         In addition to the 8,300 square feet the Company leases for its primary operations, an additional 2,100 square feet was leased in the same building in 1993 for the Bank's Mortgage Department. The current cost for this additional space (which includes an allocation of certain operating expenses) is approximately $3,989 per month or $1.88 per square foot. The lease expired in December 1995 and was renewed for a three year period with a three year option to renew. This lease is also subject to adjustment annually based on the Consumer Price Index and the allocation of property taxes and operating expenses.

         The Company leases additional premises for its data processing, accounting and centralized operations departments in Redwood City. These premises are located in a building owned by Mr. Alan Miller, a major shareholder and Director Emeritus of the Company and the Bank. The lease covers total space of approximately 5,200 square feet. On May of 1991, the Company executed a three year lease with Mr. Alan Miller, which was later extended to June 30, 1996. The current monthly cost under the lease (which includes an allocation and adjustments for certain operating expenses) is $4,750 per month, or $.91 per square foot. The monthly rent payment is subject to annual adjustment based on the cost of living index as published by the U.S. Department of Labor, Bureau of Labor Statistics. In addition to monthly rent payments, the Company is also responsible for operating expenses (i.e., taxes, utilities, insurance, landscaping, security) of the building based on the Company's proportionate share of the building's square footage (29%).

         The Company's leases were reviewed by management and the Board of Directors and found to be equitable and competitive with other leases within the immediate market area.

         The Company owns leasehold improvements and furniture, fixtures and equipment located at the above locations, all of which are used in the banking business.

Indebtedness of Management

         Some of the Company's directors and executive officers, as well as their immediate family and associates, are customers of, and have had banking transactions with, the Bank in the ordinary course of the Bank's business and the Bank expects to have such ordinary banking transactions with these persons in the future. In the opinion of management of the Bank, all loans and commitments to lend included in such transactions were made in compliance with applicable laws, and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and did not involve more than a normal risk of collectibility or present other unfavorable features. The aggregate amount the Bank can lend to directors and officers as a group is limited to 100% of the Bank's capital. Loans to individual directors and officers must comply with the Bank's respective lending policies and statutory lending limits, and prior approval of the Bank's Board of Directors is required for most of these loans. Total loans outstanding at December 31, 1995 to current directors and executive officers, and their associates was $680,975 or approximately 8.46% of the Bank's capital.









                                                         PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)  1.    Financial Statements.

      Reference                                                           Page

      Report of Independent Auditors:
      Ernst & Young....................................................

      Consolidated Financial Statements of
      Bay Area Bancshares and Subsidiaries:............................

      Consolidated Balance Sheets as
      of December 31, 1995 and 1994: ..................................

      Consolidated Statements of
      Income for the Years Ended
      December 31, 1995, 1994 and 1993: ................................

      Consolidated Statements of Changes
      in Shareholders' Equity for the
      Years Ended December 31, 1995, 1994, and 1993: ...................

      Consolidated Statements of Cash
      Flows for the Years Ended
      December 31, 1995, 1994, and 1993: ...............................
      Notes to Consolidated Financial Statements:.......................

2. Financial Statement Schedules. In accordance with the rules of Regulation S-X, schedules are not submitted because (a) they are not applicable to or required of the Company, or (b) the information required to be set forth therein is included in the financial statements or footnotes thereto.

 3. Exhibits. Management contracts and compensation plans are identified with a number sign ("#").


      Exhibit
      Number


      3.1          Restated Articles of Incorporation of Company1

      3.2          Amendment to Restated Articles of
                   Incorporation2

      3.3          Bylaws of Company, as amended3

      3.4          Amendment to Bylaws of Company3

      4.1          Certificate of Determination of Preferred Stock4

      10.3         Lease Entered Into By and Between
                   Alan B. Miller and Bay Area Bank5

      10.4         # Employment Agreement Between John O. Brooks,
                   Bay Area Bancshares and Bay Area Bank dated as of September 2, 19925

      10.8         # 1993 Stock Option Plan6

      10.9         # Forms of Stock Option Agreements6

      10.11        #Director Emeritus Agreement Bay Area Bank and James E.
                   Burney dated
                   March 21, 1995

      10.12 #Director Emeritus Agreement Bay Area Bank and Alan Miller dated May 16, 1995

      10.13 Commercial Lease between Nine C Corporation dated June 30, 1995 for the Bank's primary facility

      10.14 Commercial Lease between Nine C Corporation dated November 30, 1995 for the Bank's Mortgage Department

      22           The only significant subsidiary of the
                   Company is Bay Area Bank--100%-owned
                   subsidiary incorporated in the State of
                   California.  Bay Area Bank owns 100% of
                   Bay Counties Builders Escrow, Inc., an
                   inactive California corporation.

      23           Consent of Ernst & Young LLP

      27           Financial Data Schedule
-------------------
1 Filed as Exhibits 3.1, to the Company's Annual Report on Form 10-K for the fiscal year ended
      December 31, 1988.

2     Filed as Exhibit 3.2 to the  Company's  Annual
      Report on Form 10-K for the fiscal year ended December 31, 1989.

3 Filed as Exhibits 3.2, and 3.3, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

4 Filed as Exhibits 4.1, to the Company's Current Report on Form 8-K filed September 15, 1988.

5 Filed as Exhibits 10.4 and 10.5, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

6 Filed as Exhibits 10.8, 10.9 and 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

      (b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter.

      Supplemental  Information  to be Furnished  With Reports Filed Pursuant to
      Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

      The Registrant's proxy material for its 1995 Annual Meeting of Shareholders and its Annual Report to Shareholders covering Registrant's last fiscal year is to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K. The Registrant shall furnish copies of such material to the Commission when it is sent to security holders.

                                                       SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March  27,   1996
                                            BAY AREA BANCSHARES


                                            By /s/ Robert R. Haight
                                            Robert R. Haight, Chairman of the
                                            Board, President
                                            and Chief Executive Officer
                                            (Principal Executive Officer)



                                             By /s/ John O. Brooks
                                             John O. Brooks, Director, Executive
                                             Vice President
                                             Chief Operating Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE:                                                      DATE:


/s/ Mario A. Biagi                                              March 26, 1996
MARIO A. BIAGI, Director


/s/ John O. Brooks                                              March 26, 1996
JOHN O. BROOKS, Director


/s/ Gary S. Goss                                                March 26, 1996
GARY S. GOSS, Director


/s/ Robert R. Haight                                            March 26, 1996
ROBERT R. HAIGHT, Chairman
of the Board of Directors, President
and Chief Executive Officer


/s/ Stanley A. Kangas                                           March 26, 1996
STANLEY A. KANGAS, Director

/s/ David J. Macdonald                                          March 26, 1996
DAVID J. MACDONALD, Director


/s/ Thorwald A. Madsen                                          March 26, 1996
THORWALD A. MADSEN, Director


/s/ Dennis W. Royer                                             March 26, 1996
DENNIS W. ROYER, Director


/s/ Anthony J. Gould                                            March 26, 1996
ANTHONY J. GOULD, Vice President
Chief Accounting Officer