Form 10-K/A
period 1995-12-31
BAY AREA BANCSHARES
filed 1996-04-01
CIK 701153

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                 WASHINGTON, D.C. 20549

                                                       FORM 10-K/A
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      10.3         Lease Entered Into By and Between
                   Alan B. Miller and Bay Area Bank5

      10.4         # Employment Agreement Between John O. Brooks,
                   Bay Area Bancshares and Bay Area Bank dated as of September 2, 19925

      10.8         # 1993 Stock Option Plan6

      10.9         # Forms of Stock Option Agreements6

      10.11        #Director Emeritus Agreement Bay Area Bank and James E.
                   Burney dated March 21, 1995 (filed with original Form 10-K).

      10.12 #Director Emeritus Agreement Bay Area Bank and Alan Miller dated May 16, 1995 (filed with original Form 10-K).

      10.13 Commercial Lease between Nine C Corporation dated June 30, 1995 for the Bank's primary facility (filed with original Form 10-K).

      10.14 Commercial Lease between Nine C Corporation dated November 30, 1995 for the Bank's Mortgage Department (filed with original Form 10-K).

      22 The only significant subsidiary of the Company is Bay Area Bank--100%-owned subsidiary incorporated in the State of California. Bay Area Bank owns 100% of Bay Counties Builders Escrow, Inc., an inactive California corporation.

      23           Consent of Ernst & Young LLP (filed with this amendment).

      27           Financial Data Schedule (filed with this amendment).
- -------------------
1 Filed as Exhibits 3.1, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

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

DATE:  March 29, 1996
                                            BAY AREA BANCSHARES



                                             By /s/ John O. Brooks
                                             John O. Brooks, Director, Executive
                                             Vice President
                                             Chief Operating Officer