Form 10-Q
period 1996-03-31
BAY AREA BANCSHARES
filed 1996-05-15
CIK 701153

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D. C. 20549



                                                     FORM 10-Q

                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934
                                        FOR THE QUARTER ENDED March 31, 1996

                                          Commission File Number 2-76003

                                                BAY AREA BANCSHARES


                                              California #94-2779021

                                    900 Veterans Blvd., Redwood City, CA 94063
                                             Telephone (415) 367-1600


         Theregistrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and

                                x  Yes           No

        (2)  has been subject to such filing requirements for the past 90 days.
                                x  Yes           No


832,138 Shares of Common Stock Outstanding as of March 31, 1996

Part 1 Item 1
                        BAY AREA BANCSHARES & SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                             (UNAUDITED, IN THOUSANDS)






ASSETS                                                                             3/31/96              12/31/95
- ----------------------------------------------                                   ----------             ---------
Cash and due from banks                                                           $9,286                $8,276
Federal Funds Sold                                                                 3,700                 9,800
                                                                                 -----------            ---------
     Cash and cash equivalents                                                    12,986                18,076
Time deposits with other financial instituions                                       100                   103
Investment securities available for sale
  (market value approximates book value)                                           3,091                 3,111
Investment securities held to maturity
  (market value of $10,387 in 1996 and $10,269 in 1995)                           10,292                10,133
Loans, net of reserve for possible loan losses
    of $1,539 in 1996 and $1,516 in 1995                                          64,546                59,209
Loans held for sale                                                                1,578                   772
Premises and equipment,net                                                           909                   948
Real estate owned                                                                      0                     0
Interest receivable and other assets                                               1,500                 1,463
                                                                                 ---------             ---------

     Total assets                                                                $95,002               $93,815
                                                                                 =========             =========





LIABILITIES AND SHAREHOLDERS' EQUITY
- ----------------------------------------------
Deposits
   Demand                                                                        $22,737               $22,998
   Interest-bearing transaction                                                   39,255                40,480
   Savings                                                                         5,746                 4,376
   Time                                                                           17,480                16,125
                                                                                 -------------        --------------
     Total Deposits                                                               85,218                83,979
Interest payable and other liabilities                                               908                   758
Federal funds purchased                                                                0                 1,000
Federal Home Loan Bank advances                                                      500                     0
                                                                                 -------------         --------------
     Total liabilities                                                            86,626                85,737
                                                                                 -------------         --------------
Sharehoders'equity:
   Preferred stock,  $10 stated value; 6% Series A,  convertible and redeemable:
     Authorized - 10,000,000 shares; issued & outstanding
     none  in 1996 and 1,000 in 1995                                                   0                    10
   Common stock, no par value:
     Authorized - 20,000,000 shares; issued & outstanding                          4,382                 4,053
      832,138  in 1996 and 821,829 in 1995
   Unrealized (loss) gain on securities held for sale                                 (5)                   10
   Retained earnings                                                               3,999                 4,005
                                                                                 -------------         --------------
     Total shareholders' equity                                                    8,376                 8,078
                                                                                 -------------         --------------
     Total liabilities and shareholders' equity                                  $95,002               $93,815
                                                                                 =============         ==============




                                                                         (1)

Part 1 Item 1
                         BAY AREA BANCSHARES & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                                                  Three Months                  Three Months
                                                                                     Ended                         Ended
                                                                                    3/31/96                       3/31/95
Interest Income:                                                                 -------------                  --------------
     Interest and fees on loans                                                 $  1,822                         $  1,532
     Interest on investment securities                                               205                              141
     Interest on federal funds sold                                                   37                               66
     Interest on time deposits with other financial institutions                       2                                2
                                                                                 -------------                  --------------
             Total Interest Income                                                 2,066                            1,741
Interest Expense:                                                                -------------                  --------------
     Interest on interest-bearing transaction amounts                                320                              263
     Interest on savings deposits                                                     56                               52
     Interest on time deposits                                                       219                              157
     Interest on short-term borrowing                                                  2                                0
     Interest on notes payable and redeemable debentures                               0                                0
                                                                                 -------------                   --------------
             Total Interest Expense                                                  597                              472
                                                                                 -------------                   --------------
             Net interest income                                                   1,469                            1,269
Provision for possible loan losses                                                    85                               45
                                                                                 -------------                   --------------
             Net interest income after provision for possible loan losses          1,384                            1,224
Noninterest income:                                                              -------------                   --------------
     Service charges on deposit accounts                                              53                               66
     Net loss on sales of securities                                                   0                                0
     Net gain on disposal of assets                                                    2                                0
     Net gain on sale of loans held for sale                                         150                               99
     Other  Mortgage Banking Revenue                                                  47                               55
     ATM network revenue                                                             398                              304
     Other                                                                            48                               12
                                                                                 -------------                   --------------
             Total noninterest income                                                698                              536
Noninterest expense:                                                             -------------                   --------------
     Salaries and related benefits                                                   716                              629
     Occupancy                                                                        98                               94
     Equipment                                                                       134                              141
     Professional fees                                                                64                               57
     Stationery and supplies                                                          33                               37
     Other                                                                           444                              368
                                                                                 -------------                   --------------
             Total noninterest expense                                             1,489                            1,326
                                                                                 -------------                   --------------
Income before provision for income taxes                                             593                              434
Provision for income taxes                                                           250                              176
                                                                                 -------------                   --------------
Net Income                                                                       $   343                          $   258
Earnings per share:                                                              =============                   ==============
     Average common and equivalent shares outstanding                            920,000                          905,000
                                                                                 =============                   ==============
     Fully Diluted Net income per share                                          $  0.37                          $  0.29
                                                                                 =============                   ==============

                                                                           (2)

Part 1 Item 1
                                BAY AREA BANCSHARES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                                                   Three Months                 Three Months
                                                                                      Ended                        Ended
                                                                                     3/31/96                      3/31/95
Cash flows from operating activities:                                            -------------                  --------------
    Net Income                                                                   $  343                         $   258
    Adjustments to reconcile net income to net cash provided
    by operating activities:

      Depreciation of premises and equipment                                        108                             104
      Provision for possible loan losses                                             85                              45
      Net gain loss on sale of assets                                                (2)                              0
      Funding of loans held for sale                                             (5,732)                          (7,661)
      Proceeds from the sale of loans held for sale                               5,076                            7,375
      Net gain on sale of loans held for sale                                      (150)                             (98)
      Net loss on sale of investment securities                                       0                               0
      Net ammortization and accretion of investment premiums and discounts           15                               9
      Net (increase) decrease in interest receivable and other assets               (37)                             19
      Net  increase in interest payable and other liabilities                       150                               8
      Net  increase (decrease) in deferred loan fees                                 27                             (69)
                                                                                 -------------                  --------------
          Total adjustments                                                        (460)                            (268)
                                                                                 -------------                  --------------
          Net cash used in operating activities                                    (117)                             (10)

Cash flows from investing activities:
    Net decrease in time deposits with other financial institutions                   3                               94
    Proceeds from sale of investment securities                                       0                                0
    Proceeds from the maturity of investment securities
        held to maturity                                                            500                             1000
    Mortgage backed securities principal payments                                    50                               59
    Purchase of investment securities held to maturity                             (722)                          (1,169)
    Purchase of investment securities held for sale                                   0                                0
    Net (increase) decrease  in gross loans                                      (5,945)                           1,014
    Proceeds from the sale of Real Estate Owned                                       0                                0
    Capital expenditures                                                            (69)                             (42)
                                                                                 -------------                   --------------
Net cash (used in) provided by investing activities                              (6,183)                             956

Cash flows from financing activities:
    Net  (decrease) increase in demand deposits,transaction and savings            (116)                           2,487
    Net increase in time deposits                                                 1,355                              373
    Proceeds from stock warrants and options exercised                               38                               13
    Cash Dividends paid                                                             (67)                               0
                                                                                 -------------                    -----------
Net cash  provided by financing activities                                        1,210                            2,873

                                                                                 -------------                    --------------
Net  (decrease) increase in cash and cash equivalents                            (5,090)                           3,819

Cash and cash equivalents,beginning of period                                    18,076                           14,761
                                                                                 -------------                    --------------
Cash and cash equivalents,end of period                                          12,986                           18,580
                                                                                 =============                    ==============

There were no loans transferred to Real Estate Owned in 1996 and 1995 respectively.

                                                                 (3)

BAY AREA BANCSHARES & SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


All adjustments, which in the opinion of management are necessary for a fair statement of the Company's financial condition at March 31, 1996, results of operations for the three month period ended March 31, 1996 and the statement of cash flows for the three month period ended March 31, 1996 have been included. These adjustments are of a normal and recurring nature. The results of operations and statement of cash flows are not necessarily indicative of the results for a full year's activity.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's Annual Report for the year ended December 31, 1995.

All references to the "Bank" are in reference to the Company's sole, and wholly owned, subsidiary Bay Area Bank.





























                                                        (4)

BAY AREA BANCSHARES & SUBSIDIARIES

ITEM 2


Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2A           Financial Condition

Liquidity

Liquid assets (Cash, Federal Funds Sold, Time Deposits with other Financial Institutions and Investments) decreased $4.9 million to $26.5 million over the three month period from December 31, 1995 to March 31, 1996. At year-end, total liquid assets as a percentage of total assets was 33.5% whereas on March 31, 1996 it had decreased to 27.9%.

Cash & due from banks increased $1.0 million over the first three months of 1996 to $9.3 million at March 31, 1996. During the first three months of 1996 cash and due from banks averaged $9.2 million. The portion of the total cash & due from banks representing ATM network cash inventory has averaged approximately $2.6 million during 1996 and at March 31, 1996 ATM cash was approximately $2.1 million . At December 31, 1995, there was approximately $2.7 in ATM network cash inventory. The Bank continues to minimize ATM cash wherever possible through more aggressive cash management and the closure of unproductive sites.

The decrease in total liquid assets was a result of a increase in total net loans outstanding (including loans held for sale) of $6.1 million (10.2%) to $66.1 million and an increase in deposits of $1.2 million (1.5%) to $85.2 million during the first three months of 1996. Deposits have averaged $82.9 million thus far in 1996 while they averaged $70.2 million during the first quarter of 1995. Gross loans outstanding have averaged $65.2 million thus far in 1996 as compared to $54.1 million averaged in the first quarter of 1995.

Management believes current liquid assets and current available credit lines are adequate to cover the working capital requirements of the Company and any reasonable needs arising from deposit withdrawals.


Capital

Consolidated equity capital plus reserves increased $321,000 in the three months of 1996 from $9.6 million or 10.06% of total gross assets at December 31, 1995 to $9.9 million or 10.27% of total gross assets at March 31, 1996.

Bank capital plus reserves totaled $9.9 million on March 31, 1996 or 10.23% of total adjusted assets as compared to capital plus reserves of $9.6 million or 10.03% of total adjusted assets at December 31, 1995. At March 31, 1996 the Bank maintained a tier one capital ratio of 11.86% and a tier two capital ratio of 13.11%.




                                                        (5)

The Bank's capital level continues to exceed State and Federal Deposit Insurance Corporation requirements and satisfies the Federal Reserve Board's current risk-based capital Guidelines.


The Bank has declared $50,000 in dividends to the Parent company in the first three months of 1996 and the Company also declared a cash dividend to common shareholders of $.08 per share in March of 1996. The first quarter dividend represents eighteen consecutive quarterly cash dividends declared by the Parent company to shareholders.


Item 2B           Results of Operations


Results of Operations

Consolidated operating profits were $343,000 ($.37 per share vs. $.29 in the prior year) for the first quarter of 1996, the highest first quarter in the company's history. This represents a $85,000 or 33% increase over the first quarter of 1995. The first quarter operating profits for 1996 were comprised of Bank earnings of $356,000 and a Parent company loss (excluding bank dividends and undistributed earnings) of $13,000.

The increase in first quarter earnings in 1996 versus the first quarter of 1995 is a result of an increase in pretax earnings of $159,000 comprised of: an increase in net interest income of $200,000 an increase in non interest income of $162,000 offset in part by an increase in loan loss provisions of $40,000 and an increase in non interest expense of $163,000.

The growth in net interest income of 15.8% in the first quarter of 1996 as compared to the first quarter of 1995 is primarily a result of growth in total earning assets offset in part by a decrease in net interest margin. Average Earning assets in the first quarter of 1996 were $81.8 million a $13.5 million or 20.6% increase over the first quarter of 1995 when earning assets averaged $65.2 million. The $200,000 increase in net interest margin during the first three months of 1996 was comprised of a $325,000 increase in interest income offset in part by a $125,000 increase in interest expense over the same period in 1995. Year to date net interest income to total average earning assets (net interest margin) has been 7.18% in the first three months of 1996 as compared to 7.43% in the first three months of 1995.

The increase in loan loss provisions in the first three months of 1996 as compared to 1995 is primarily a result of loan growth of 10.2% and an increase in nonperforming assets. Non performing assets (consisting entirely of nonaccrual loans) at March 31, 1996 were $1.42 million or 2.1% of total gross loans and 92% of loan loss reserves. Non performing assets at March 31, 1995 were $250,000 or .46% of total gross loans and 16% of loan loss reserves. Loan loss reserves of $1.54 million at March 31, 1996 represent a ratio of 2.26% of gross loans outstanding as compared to 2.90% at March 31, 1995.

In the first quarter of 1996, the Bank reclassified $662,000 in lease receivables and notes as nonperforming assets and has suspended accruing interest on these assets. These assets consist of approximately 150 lease receivables purchased in 1994 from Bennett Group Funding Inc. ("Bennett") which declared chapter 11 bankruptcy in March of 1996.



                                                        (6)

There have been reports by national news services of alleged fraudulent leases that were written by Bennett. Bay Area Bancshares, however, is not aware that any of its Bennett leases are fraudulent. The Company's current information is that the allegations of fraud are directed at a relatively small percentage of all Bennett leases. The Company expects to have more information on the authenticity of these assets by the filing date of the second quarter 10-Q filing. In the interim the Company believes it to be prudent to reclassify all Bennett assets to nonperforming status until an official accounting is finished by the bankruptcy trustee.


The $163,000 increase in non interest expense in 1996 can be attributed to a $70,000 increase in expenses related to the Bank's EFT department and an $67,000 increase expenses related to the Bank's Mortgage Department. The $162,000 increase in noninterest income can primarily be attributed to a $101,000 or 33% increase in EFT revenues and a $49,000 increase in Mortgage department premiums and fees.

The Bank's Electronic Funds Transfer (EFT) department operates approximately 50 ATM's throughout the state. The department contributed approximately $36,000 to pretax income in the first quarter of 1996 as compared to a loss of $2,000 in the first quarter of 1995.

The Bank's mortgage department revenues for the first three months of 1996 totaled $284,000 (which includes $82,000 in interest income) as compared to $206,000 (including $53,000 in interest income) in the first three months of 1995. Mortgage department expenses have been $264,000 during the first three months of 1996 as compared to $197,000 in the first quarter of 1995. The Mortgage Department's contribution to pretax profits were $20,000 in the first quarter of 1996 as compared to $10,000 in the first quarter of 1995.


























                                                        (7)

                                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BAY AREA BANCSHARES
Registrant
Dated:  May 14, 1996

/s/Robert R. Haight                          /s/Anthony J. Gould
- ----------------------                      -----------------------
Robert R. Haight                             Anthony J. Gould
President and Chief                          Chief Accounting Officer
Executive Officer

                                                       (8)