Form 10-Q
period 1996-06-30
BAY AREA BANCSHARES
filed 1996-08-14
CIK 701153

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D. C. 20549



                                                     FORM 10-Q

                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934
                                        FOR THE QUARTER ENDED June 30, 1996

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


                  837,138 Shares of Common Stock Outstanding as of June 30, 1996

Part 1 Item 1
          BAY AREA BANCSHARES & SUBSIDIARIES
             CONSOLIDATED BALANCE SHEET
               (UNAUDITED, IN THOUSANDS)






    ASSETS                                                      6/30/96      12/31/95

    Cash and due from banks                                     $11,927        $8,276
    Federal Funds Sold                                            6,800         9,800
         Cash and cash equivalents                               18,727        18,076
    Time deposits with other financial institutions                 100           103
    Investment securities available for sale
      (market value approximates book value)                      3,096         3,111
    Investment securities held to maturity
      (market value of $10,365 in 1996 and $10,269 in 1995)      10,348        10,133
    Loans, net of reserve for possible loan losses
        of $1,694 in 1996 and $1,516 in 1995                     63,022        59,209
    Loans held for sale                                             793           772
    Premises and equipment,net                                      829           948
    Real estate owned                                                 0             0
    Interest receivable and other assets                          1,417         1,463
         Total assets                                           $98,332       $93,815



    LIABILITIES AND SHAREHOLDERS' EQUITY


 Deposits
       Demand                                                   $23,396       $22,998
       Interest-bearing transaction                              40,747        40,480
       Savings                                                    5,219         4,376
       Time                                                      19,090        16,125
         Total Deposits                                          88,452        83,979
    Interest payable and other liabilities                          710           758
    Federal funds purchased                                           0         1,000
    Federal Home Loan Bank advances                                 500             0
         Total liabilities                                       89,662        85,737

    Shareholders'equity:
       Preferred stock, $10 stated value; 6% Series A,
         convertible and redeemable:
         Authorized - 10,000,000 shares; issued & outstanding
         none  in 1996 and 1,000 in 1995                              0            10
       Common stock, no par value:
         Authorized - 20,000,000 shares; issued & outstandig      4,125         4,053
          837,138  in 1996 and 821,829 in 1995
       Unrealized (loss) gain on securities held for sale           (10)           10
       Retained earnings                                          4,555         4,005

         Total shareholders' equity                               8,670         8,078


         Total liabilities and shareholders' equity             $98,332       $93,815



                                                     (1)

    Part 1 Item 1
          BAY AREA BANCSHARES & SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED,DOLLARS IN THOUSANDS)


                                                           Three Months  Three Months
                                                               Ended        Ended
                                                              6/30/96      6/30/95
Interest Income:
         Interest and fees on loans                              $1,792        $1,546
         Interest on investment securities                          195           153
         Interest on federal funds sold                              69           151
         Interest on time deposits with other financial
         institutions                                                 1             1

                 Total Interest Income                            2,057         1,851
    Interest Expense:
         Interest on interest-bearing transaction accounts          324           327
         Interest on savings deposits                                56            52
         Interest on time deposits                                  245           182
         Interest on short-term borrowing                             7             0
         Interest on notes payable and redeemable debenture           0             0

                 Total Interest Expense                             632           561

                 Net interest income                              1,425         1,289
    Provision for possible loan losses                              150            35

                 Net interest income after provision for
                 possible loan losses                             1,275         1,254
    Noninterest income:
         Service charges on deposit accounts                         54            65
         Net loss on sales of securities                              0             0
         Net gain on disposal of assets                               0             0
         Net gain on sale of loans held for sale                    158           136
         Other  Mortgage Banking Revenue                             45            47
         ATM network revenue                                        445           384
         Other                                                       27            46

                 Total noninterest income                           729           678
    Noninterest expense:
         Salaries and related benefits                              654           648
         Occupancy                                                   97            93
         Equipment                                                  134           144
         Professional fees                                           49            52
         Stationery and supplies                                     31            39
         Other                                                      442           467

                 Total noninterest expense                        1,407         1,443




    Income before provision for income taxes                        597           489
    Provision for income taxes                                      250           204

    Net Income                                                     $347          $285
    Earnings per share:


         Average common and equivalent shares outstanding       945,000       890,000

         Fully Diluted Net income per share                       $0.37         $0.32


                                          (2)

      Part 1 Item 1
          BAY AREA BANCSHARES & SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED, DOLLARS IN THOUSANDS)



                                                         Six Months    Six Months
                                                               Ended        Ended
                                                            6/30/96      6/30/95
    Interest Income:
         Interest and fees on loans                              $3,614         3,078
         Interest on investment securities                          400           293
         Interest on federal funds sold                             106           218
         Interest on time deposits with other financial
         institutions                                                 3             3

                 Total Interest Income                            4,123         3,592
    Interest Expense:
         Interest on interest-bearing transaction accounts          644           591
         Interest on savings deposits                               112           104
         Interest on time deposits                                  464           339
         Interest on short-term borrowing                             9             0
         Interest on notes payable and redeemable debenture           0             0

                 Total Interest Expense                           1,229         1,034

                 Net interest income                              2,894         2,559
    Provision for possible loan losses                              235            80

                 Net interest income after provision for
                 possible loan losses                             2,659         2,479
    Noninterest income:
         Service charges on deposit accounts                        106           132
         Net loss on sales of securities                              0             0
         Net gain on disposal of assets                               2             0
         Net gain on sale of loans held for sale                    308           235
         Other  Mortgage Banking Revenue                             92           102
         ATM network revenue                                        842           687
         Other                                                       75            58

                 Total noninterest income                         1,425         1,214
    Noninterest expense:
         Salaries and related benefits                            1,369         1,278
         Occupancy                                                  195           188
         Equipment                                                  268           285
         Professional fees                                          113           109
         Stationery and supplies                                     64            75
         Other                                                      886           835

                 Total noninterest expense                        2,895         2,770

    Income before provision for income taxes                      1,189           923
    Provision for income taxes                                      500           380

    Net Income                                                     $689          $543
    Earnings per share:

         Average common and equivalent shares outstanding       945,000       890,000

         Fully Diluted Net income per share                       $0.73         $0.61



                                                     (3)

    Part 1 Item 1
                 BAY AREA BANCSHARES
         CONSOLIDATED STATEMENT OF CASH FLOWS
          (UNAUDITED, IN THOUSANDS)

                                                            Six Months    Six Months
                                                               Ended        Ended
                                                              6/30/96      6/30/95
Cash flows from operating activities:

        Net Income                                                 $689          $543
        Adjustments to reconcile net income to net cash provided
        by operating activities:

          Depreciation of premises and equipment                    221           209
          Provision for possible loan losses                        235            80
          Net gain loss on sale of assets                            (2)            0

          Funding of loans held for sale                         (8,948)      (15,454)
          Proceeds from the sale of loans held for sale           8,661        14,146
          Net gain on sale of loans held for sale                  (308)         (235)
          Net loss on sale of investment securities                   0             0
          Net amortization and accretion of investment
          premiums and discounts                                     31            21
          Net decrease in interest receivable and other assets       46            95
          Net  (decrease) increase in interest payable and
          other liabilities                                         (48)          127
          Net  decrease in deferred loan fees                         0           (54)

              Total adjustments                                    (112)       (1,065)

              Net cash provided by (used in) operating activities   577          (522)

    Cash flows from investing activities:
        Net decrease in time deposits with other financial
        institutions                                                  3            95
        Proceeds from sale of investment securities                   0             0
        Proceeds from the maturity of investment securities
            held to maturity                                      1,170         1,000
        Mortgage backed securities principal payments               748           115
        Purchase of investment securities held to maturity       (2,183)       (2,433)
        Purchase of investment securities held for sale               0             0
        Net (increase) decrease  in gross loans                  (3,463)        2,933
        Proceeds from the sale of Real Estate Owned                   0             0
        Capital expenditures                                       (102)         (119)

                                Net cash (used in)
                                provided by investing activities  (3,827)        1,591


    Cash flows from financing activities:
        Net  increase in demand deposits,transaction and savings  1,508         3,208
        Net increase in time deposits                             2,965         1,375
        Repayment of Federal Funds Purchased                     (1,000)            0
        Net proceeds of Federal Home Loan Bank advances             500             0
        Proceeds from stock warrants and options exercised           62            37
        Cash Dividends paid                                        (134)          (62)

                                       Net cash  provided by
                                       financing activities        3,901         4,558

    Net  increase in cash and cash equivalents                      651         5,627

    Cash and cash equivalents,beginning of period                18,076        14,761

    Cash and cash equivalents,end of period                     $18,727       $20,388


There were no loans transferred to Real Estate Owned in 1996 and 1995 respectively.

                                                           (4)

BAY AREA BANCSHARES & SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


All adjustments, which in the opinion of management are necessary for a fair statement of the Company's financial condition at June 30, 1996, results of operations for the three and six month periods ended June 30, 1996 and the statement of cash flows for the six month period ended June 30, 1996 have been included. These adjustments are of a normal and recurring nature. The results of operations and statement of cash flows are not necessarily indicative of the results for a full year's activity.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's Annual Report for the year ended December 31, 1995.

All references to the "Bank" are in reference to the Company's sole, and wholly owned, subsidiary Bay Area Bank.

                                       (5)

BAY AREA BANCSHARES & SUBSIDIARIES

ITEM 2


Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2A           Financial Condition

Liquidity

Liquid assets (Cash, Federal Funds Sold, Time Deposits with other Financial Institutions and Investments) increased $848,000 or 2.7% to $32.3 million over the six month period from December 31, 1995 to June 30, 1996. At year-end, total liquid assets as a percentage of total assets was 33.5% whereas on June 30, 1996 it had decreased to 32.8% as a result of an increase of $4.5 million or 4.8% in total assets.

Cash & due from banks increased $3.7 million over the first six months of 1996 to $11.9 million at June 30, 1996. During the first six months of 1996 cash and due from banks averaged $9.8 million. The portion of the total cash & due from banks representing ATM network cash inventory has averaged approximately $2.9 million during 1996 and at June 30, 1996 ATM cash was approximately $3.5 million
 . At December 31, 1995, there was approximately $2.7 in ATM network cash inventory.

The increase in total liquid assets, during the first half of 1996, was a result of a increase in deposits of $4.5 million or 5.3% offset in part by an increase in total net loans outstanding (including loans held for sale) of $3.8 million (6.4%) to $63.0 million. Deposits have averaged $84.6 million thus far in 1996 while they averaged $72.3 million during the first half of 1995. Gross loans outstanding have averaged $66.3 million thus far in 1996 as compared to $53.5 million averaged in the first half of 1995.

Management believes current liquid assets and current available credit lines are adequate to cover the working capital requirements of the Company and any reasonable needs arising from deposit withdrawals.


Capital

Consolidated equity capital plus reserves increased $770,000 in the six months of 1996 from $9.6 million or 10.06% of total gross assets at December 31, 1995 to $10.4 million or 10.36% of total gross assets at June 30, 1996.

Bank capital plus reserves totaled $10.3 million on June 30, 1996 or 10.33% of total adjusted assets as compared to capital plus reserves of $9.6 million or 10.03% of total adjusted assets at December 31, 1995. At June 30, 1996 the Bank maintained a tier one capital ratio of 12.55% and a tier two capital ratio of 13.80%.




                                                        (6)

The Bank's capital level continues to exceed State and Federal Deposit Insurance Corporation requirements and satisfies the Federal Reserve Board's current risk-based capital Guidelines.


The Bank has declared $100,000 in dividends to the Parent company in the first six months of 1996 and the Company also declared a cash dividend to common shareholders of $.08 per share in March of 1996 and June of 1996. The second quarter dividend represents nineteen consecutive quarterly cash dividends declared by the Parent company to shareholders.


Item 2B           Results of Operations

Results of Operations

Consolidated operating profits were $347,000 ($.37 per share vs. $.32 in the prior year) for the second quarter of 1996, the highest second quarter in the company's history. This represents a $62,000 or 22% increase over the second quarter of 1995. Consolidated operating profits were $689,000 ($.73 per share vs. $.61in the prior year) for the first six months of 1996, the highest first six months in the company's history. This represents a $146,000 or 27% increase over the first half of 1995.

The increase in second quarter earnings in 1996 versus the second quarter of 1995 is a result of an increase in pretax earnings of $108,000 comprised of: an increase in net interest income of $136,000, an increase in non interest income of $51,000, a decrease in noninterest expense of $36,000; offset in part by an increase in loan loss provisions of $115,000.

The increase in earnings in the first half of 1996 versus the first half of 1995 is a result of an increase in pretax earnings of $266,000 comprised of: an increase in net interest income of $335,000, an increase in non interest income of $211,000; offset in part by a an increase in noninterest expense of $125,000 and an increase in loan loss provisions of $155,000.

The growth in net interest income of 10.55% in the second quarter of 1996 as compared to the second quarter of 1995 is primarily a result of growth in total earning assets throughout 1996 offset in part by a decrease in net interest margin. Average earning assets in the first six months of 1996 were $84.0 million a $13.0 million or 18.3% increase over the first half of 1995 when earning assets averaged $71.0 million. The $136,000 increase in net interest margin during the second quarter of 1996 was comprised of a $206,000 increase in interest income offset in part by a $71,000 increase in interest expense over the same period in 1995. Year to date net interest income to total average earning assets (net interest margin) has been 6.90% in the first six months of 1996 as compared to 7.21% in the first six months of 1995. The interest margin compression has been primarily caused by increasing competition for quality loans and the resulting pricing concessions the Bank has made to grow the loan portfolio in this competitive environment.








                                                        (7)

The increase in loan loss provisions in 1996 as compared to 1995 is primarily a result of loan growth of 6.4% and an increase in nonperforming assets. Non performing assets (consisting entirely of nonaccrual loans) at June 30, 1996 were $1.58 million or 2.41% of total gross loans and 93% of loan loss reserves. Non performing assets at December 31, 1995 were $495,000 or .81% of total gross loans and 33% of loan loss reserves. Loan loss reserves of $1.69 million at June 30, 1996 represent a ratio of 2.59% of gross loans outstanding as compared to 2.47% at December 31, 1995.


The increase in nonperforming assets of $1.1 million in the first half of 1996 is primarily attributable to $837,000 in lease receivables and notes reclassified as nonperforming assets in 1996. These assets consist of approximately 150 lease receivables purchased in 1994 from Bennett Group Funding Inc. ("Bennett") which declared chapter 11 bankruptcy in March of 1996.

While the Company expected to have more information on the authenticity of these assets by the filing date of the second quarter 10-Q filing, no information is yet available. In the interim the Company believes it to be prudent to reclassify all Bennett assets to nonperforming status until an official accounting is finished by the bankruptcy trustee.

Non interest expense is up 4.5% thus far in 1996 but was down 1.25% in the second quarter as compared to the prior year. The increase in noninterest income of $51,000 for the second quarter and $262,000 for the first half of 1996 can primarily be attributed to an increase in EFT revenues and increase in Mortgage department premiums and fees.

The Bank's Electronic Funds Transfer (EFT) department operates approximately 50 ATM's throughout the state. The department's revenues increased from $384,000 in the second quarter of 1995 to $445,000 in the second quarter of 1996. In the first half of 1996, EFT revenues were $842,000 as compared to $687,000 in the first half of 1995.

The Bank's mortgage department revenues for the first six months of 1996 totaled $587,000 (which includes $176,000 in interest income) as compared to $438,000 (including $100,000 in interest income) in the first six months of 1995. Revenues in the second quarter of 1996 were $303,000 as compared to $231,000 in the second quarter of 1995.

                                  (8)

ITEM 6
(a)  Exhibits.

3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

3.2 Amendment to Restated  Articles of  Incorporation
(incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

3.3 Bylaws of the Company, as
amended (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

3.4  Amendment to
Bylaws of Company (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

27 Financial Data Schedule (filed herewith)
                                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAY AREA BANCSHARES
Registrant


Dated:  August 12, 1996



/s/Robert R. Haight
- -----------------------------
Robert R. Haight
President and Chief Executive Officer



/s/Anthony J. Gould
- ----------------------------------------
Anthony J. Gould
Chief Accounting Officer