Form 10-Q
period 1996-09-30
BAY AREA BANCSHARES
filed 1996-11-14
CIK 701153

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED September 30, 1996

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


837,138 Shares of Common Stock Outstanding as of September 30, 1996

Part 1 Item 1

                       BAY AREA BANCSHARES & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (UNAUDITED, IN THOUSANDS)






ASSETS                                                                        9/30/96                    12/31/95

Cash and due from banks                                                       $11,948                       $8,276
Federal Funds Sold                                                              9,000                        9,800
                                                                              ________                      _______
     Cash and cash equivalents                                                 20,948                       18,076
Time deposits with other financial institutions                                   100                          103
Investment securities available for sale
  (market value approximates book value)                                        2,585                        3,111
Investment securities held to maturity
  (market value of $12,067 in 1996 and $10,269 in 1995)                        11,886                       10,133
Loans, net of reserve for possible loan losses
    of $1,447 in 1996 and $1,516 in 1995                                       64,185                       59,209
Loans held for sale                                                               976                          772
Premises and equipment, net                                                        800                          948
Real estate owned                                                                 100                            0
Interest receivable and other assets                                            2,626                        1,463
                                                                             ________                      ________
Total assets                                                                 $104,206                      $93,815


LIABILITIES AND SHAREHOLDERS' EQUITY
-
Deposits
   Demand                                                                     $27,339                      $22,998
   Interest-bearing transaction                                                42,540                       40,480
   Savings                                                                      5,285                        4,376
   Time                                                                        18,744                       16,125
                                                                              ________                    ________
     Total Deposits                                                            93,908                       83,979
Interest payable and other liabilities                                          1,316                          758
Federal funds purchased                                                             0                        1,000
Federal Home Loan Bank advances                                                     0                            0
                                                                             _________                     ________
     Total liabilities                                                         95,224                       85,737
                                                                              _________
Shareholders' equity:
   Preferred stock, $10 stated value; 6% Series A, convertible and redeemable:
     Authorized - 10,000,000 shares; issued &
     outstanding- none  in 1996 and 1,000 in 1995                                   0                           10
   Common stock, no par value:
     Authorized - 20,000,000 shares; issued &                                   4,125                        4,053
     outstanding- 837,138  in 1996 and 821,829 in 1995
   Unrealized (loss) gain on securities held for sale                             (7)                           10
   Retained earnings                                                            4,864                        4,005
                                                                              ________                      _______
     Total shareholders' equity                                                 8,982                        8,078
                                                                             _________                     ________
     Total liabilities and shareholders' equity                              $104,206                      $93,815
                                                                             _________                     ________




                                                           (1)

Part 1 Item 1
                       BAY AREA BANCSHARES & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED, IN THOUSANDS)


                                                                       Three Months                Three Months
                                                                           Ended                       Ended
                                                                          9/30/96                     9/30/95
                                                                       _____________                _____________
Interest Income:
     Interest and fees on loans                                                $1,815                       $1,584
     Interest on investment securities                                            211                          171
     Interest on federal funds sold                                               123                          171
     Interest on time deposits with other financial                                 1                            2
      institutions
                                                                       _______________              _______________
             Total Interest Income                                              2,150                        1,928
Interest Expense:                                                      _______________              ________________
     Interest on interest-bearing transaction amounts                             338                          328
     Interest on savings deposits                                                  55                           51
     Interest on time deposits                                                    251                          206
     Interest on short-term borrowing                                               7                            0
     Interest on notes payable and redeemable                                       0                            0
       debentures
                                                                       ________________              ________________
             Total Interest Expense                                               651                          585

             Net interest income                                                1,499                        1,343
Provision for possible loan losses                                                150                           15
                                                                       ________________              ________________
             Net interest income after provision for                            1,349                        1,328
             possible loan losses
Noninterest income:                                                    ________________              _________________
     Service charges on deposit accounts                                           56                           64
     Net loss on sales of securities                                                0                         (16)
     Net gain on disposal of assets                                                 0                            8
     Net gain on sale of loans held for sale                                       56                          133
     Other  Mortgage Banking Revenue                                               26                           51
     ATM network revenue                                                          532                          437
     Other                                                                         32                           43
                                                                        _______________              _________________
             Total noninterest income                                             702                          720
Noninterest expense:                                                    _______________              _________________
     Salaries and related benefits                                                635                          685
     Occupancy                                                                     95                           93
     Equipment                                                                    139                          137
     Professional fees                                                             65                           74
     Stationery and supplies                                                       26                           31
     Other                                                                        457                          399
                                                                       ________________               ________________
             Total noninterest expense                                          1,417                        1,419
                                                                       ________________               ________________
Income before provision for income taxes                                          634                          629
Provision for income taxes                                                        261                          266
                                                                       ________________               ________________
Net Income                                                                       $373                         $363
                                                                       ________________               ________________
Earnings per share:
     Average common and equivalent shares outstanding-                        940,000                      878,000
                                                 Primary
                                                                       ________________               ________________

     Average common and equivalent shares outstanding-                        940,000                      919,000
                                                Fully Diluted
                                                                       ________________               _________________

     Primary Net income per share                                               $0.40                        $0.41
                                                                       ________________               _________________
     Fully Diluted Net income per share                                         $0.40                        $0.39
                                                                       ________________               _________________



                                                             (2)

Part 1 Item 1
                       BAY AREA BANCSHARES & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED, IN THOUSANDS)


                                                                        Nine Months                 Nine Months
                                                                           Ended                       Ended
                                                                           9/30/96                     9/30/95
                                                                        _____________                 ______________
Interest Income:

     Interest and fees on loans                                                $5,429                        4,662
     Interest on investment securities                                            611                          464
     Interest on federal funds sold                                               229                          389
     Interest on time deposits with other financial                                4                            5
institutions                                                                   _______

        Total Interest Income                                                   6,273                        5,520
Interest Expense:                                                              ______                        ______
     Interest on interest-bearing transaction amounts                             982                          919
     Interest on savings deposits                                                 167                          154
     Interest on time deposits                                                    715                          545
     Interest on short-term borrowing                                              16                            0
     Interest on notes payable and redeemable                                       0                            0
debentures

             Total Interest Expense                                             1,880                        1,618
                                                                                ______                       ______
             Net interest income                                                4,393                        3,902
Provision for possible loan losses                                                385                           95
                                                                                _______                      _______
             Net interest income after provision for                            4,008                        3,807
possible loan losses
Noninterest income:                                                             _______                      ________
     Service charges on deposit accounts                                          162                          196
     Net loss on sales of securities                                                0                         (16)
     Net gain on disposal of assets                                                 2                            7
     Net gain on sale of loans held for sale                                      364                          368
     Other  Mortgage Banking Revenue                                              118                          154
     ATM network revenue                                                        1,374                        1,124
     Other                                                                        107                          101
                                                                                ______                       _______
             Total noninterest income                                           2,127                        1,934
Noninterest expense:                                                            _______                      ________
     Salaries and related benefits                                              2,004                        1,963
     Occupancy                                                                    290                          281
     Equipment                                                                    407                          422
     Professional fees                                                            178                          183
     Stationery and supplies                                                       90                          107
     Other                                                                      1,343                        1,233
                                                                                ________                     _________
             Total noninterest expense                                          4,312                        4,189
                                                                                _________                    __________
Income before provision for income taxes                                        1,823                        1,552
Provision for income taxes                                                        761                          646
                                                                                _________                    __________
Net Income                                                                     $1,062                         $906
                                                                               __________                 __________
Earnings per share:
     Average common and equivalent shares outstanding-                        940,000                      878,000
Primary
                                                                              _________                   ____________

     Average common and equivalent shares outstanding-                        940,000                      919,000
Fully Diluted
                                                                              ________                     _________

     Primary Net income per share                                               $1.13                        $1.03
                                                                              _________                    __________
     Fully Diluted Net income per share                                         $1.13                        $0.99
                                                                              _________                    __________

                                                             (3)

Part 1 Item 1
                               BAY AREA BANCSHARES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED, IN THOUSANDS)



                                                                        Nine Months                    Nine Months
                                                                           Ended                        Ended
                                                                          9/30/96                       9/30/95
                                                                        ___________                    ___________



Cash flows from operating activities:
    Net Income                                                                 $1,062                         $906
    Adjustments to reconcile net income to net cash
    provided by operating activities:

      Depreciation of premises and equipment                                      336                          319
      Provision for possible loan losses                                          385                           95
      Net gain loss on sale of assets                                             (2)                          (7)

      Funding of loans held for sale                                          (11,192)                     (11,746)
      Proceeds from the sale of loans held for sale                            11,020                       10,554
      Net gain on sale of loans held for sale                                    (376)                        (368)
      Net loss on sale of investment securities                                     0                           16
      Net ammortization and accretion of investment
             premiums and discounts                                                50                           35
      Net decrease in interest receivable and other
             assets                                                            (1,163)                         (70)
      Net  increase in interest payable and other liabilities                     558                          259
      Net  increase (decrease) in deferred loan fees                               35                         (37)
                                                                             __________                 _______________
          Total adjustments                                                     (349)                        (950)
                                                                             __________                 _______________
          Net cash provided by (used in) operating                                713                         (44)
                 activities

Cash flows from investing activities:
    Net decrease in time deposits with other financial
                              institutions                                          3                           95
    Proceeds from sale of investment securities                                     0                            0
    Proceeds from the maturity of investment securities
        held to maturity                                                        1,755                        2,054
    Mortgage backed securities principal payments                                 899                          216
    Purchase of investment securities held to maturity                         (3,952)                      (3,595)
    Purchase of investment securities held for sale                                 0                        (499)
    Net (increase) decrease  in gross loans                                    (4,976)                        1,653
    Proceeds from the sale of Real Estate Owned                                     0                            0
    Capital expenditures                                                         (188)                        (275)
                                                                              ____________                  __________
          Net cash (used in) provided by investing activities                  (6,459)                        (351)


Cash flows from financing activities:
    Net  increase in demand deposits,transaction and savings                    7,310                        9,948
    Net increase in time deposits                                               2,619                        2,024
    Repayment of Federal Funds Purchased                                       (1,000)                            0
    Net proceeds of Federal Home Loan Bank advances                                 0                            0
    Proceeds from stock warrants and options exercised                             62                           51
    Cash Dividends paid                                                          (134)                        (118)
                                                                             ______________               ____________
          Net cash  provided by financing activities                            8,857                       11,905

                                                                             ______________               ____________
Net increase in cash and cash equivalents                                       3,111                       11,510

Cash and cash equivalents,beginning of period                                  18,076                       14,761
                                                                             ______________                ___________
Cash and cash equivalents,end of period                                       $21,187                      $26,271
                                                                              _____________                ___________

There were $136 and $0 in loans transferred to Real Estate Owned in 1996 and 1995 respectively.

                                         (4)

BAY AREA BANCSHARES & SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


All adjustments, which in the opinion of management are necessary for a fair statement of the Company's financial condition at September 30, 1996, results of operations for the three and six month periods ended September 30, 1996 and the statement of cash flows for the nine month period ended September 30, 1996 have been included. These adjustments are of a normal and recurring nature. The results of operations and statement of cash flows are not necessarily indicative of the results for a full year's activity.

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









                                                        (5)

BAY AREA BANCSHARES & SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2A           Financial Condition

Liquidity

Liquid assets (Cash, Federal Funds Sold, Time Deposits with other Financial Institutions and Investments) increased $4.1 million or 13% to $35.5 million over the nine month period from December 31, 1995 to September 30, 1996. At year-end, total liquid assets as a percentage of total assets was 33.5% whereas on September 30, 1996 it had increased to 34.1%. The increase in percentage of liquid assets to total assets was tempered by an increase of $10.4 million or 11.1% in total assets.

Cash & due from banks increased $3.7 million over the first nine months of 1996 to $11.9 million at September 30, 1996. During the first nine months of 1996 cash and due from banks averaged $10.5 million. The portion of the total cash & due from banks representing ATM ("Automatic Teller Machine") network cash inventory has averaged approximately $3.3 million during 1996 and at September 30, 1996 ATM cash was approximately $3.5 million . At December 31, 1995, there was approximately $2.7 in ATM network cash inventory. This increase in ATM cash can be attributed to an 10% (approximate) increase in the number of ATM machines since year end to 59 machines and a seasonal cash increase during the summer months in which peak demand occurs.

The increase in total liquid assets, during the first nine months of 1996, was a result of an increase in deposits of $9.9 million or 11.9% offset in part by anincrease in total net loans outstanding (including loans held for sale) of $5.2million (8.6%) to $65.2 million at September 30, 1996. Deposits have averaged $87.1 million thus far in 1996 while they averaged $74.6 million during the first nine months of 1995. Gross loans outstanding have averaged $65.9 million thus far in 1996 as compared to $53.6 million averaged in the first nine months of 1995.

Management believes current liquid assets and current available credit lines are adequate to cover the working capital requirements of the Company and any reasonable needs arising from deposit withdrawals.


Capital

Consolidated equity capital plus reserves increased $835,000 in the first nine months of 1996 from $9.6 million or 10.06% of total gross assets at December 31, 1995 to $10.4 million or 9.87% of total gross assets at September 30, 1996.

Bank capital plus reserves totaled $10.4 million on September 30, 1996 or 9.85% of total adjusted assets as compared to capital plus reserves of $9.6 million or 10.03% of total adjusted assets at December 31, 1995. At September 30, 1996 the Bank maintained a tier one capital ratio of 12.30% and a tier two capital ratio of 13.55% as compared to a tier one capital ratio of 12.44% and a tier two capital ratio of 13.69% at December 31, 1995. The decrease in the percentage is due to the increase in total assets during the period, offset in part by an increase in retained earnings.


                                                        (6)

The Bank's capital level continues to exceed State and Federal Deposit Insurance Corporation requirements and satisfies the Federal Reserve Board's current risk-based capital Guidelines.


The Bank has declared $175,000 in dividends to the Parent company in the first nine months of 1996 and the Company also declared cash dividends to common shareholders of $.08 per share in each of March, June and September of 1996. The third quarter dividend represents twenty consecutive quarterly cash dividends declared by the Parent company to shareholders.


Item 2B           Results of Operations

Results of Operations

Consolidated operating profits were $373,000 ($.40 per fully diluted share vs. $.39 in the prior year) for the third quarter of 1996, the highest third quarter in the company's history. This represents a $10,000 or 2.8% increase over the third quarter of 1995. Consolidated operating profits were $1,062,000 ($1.13 per fully diluted share vs. $.99 in the prior year) for the first nine months of 1996, the highest first nine months in the company's history. This represents a $156,000 or 17% increase over the first nine months of 1995.

The increase in third quarter earnings in 1996 versus the third quarter of 1995 is comprised of: an increase in net interest income of $156,000, a decrease in noninterest expense of $2,000; offset in part by a decrease in non interest income of $18,000 and an increase in loan loss provisions of $135,000.

The increase in earnings in the first nine months of 1996 versus the first nine of 1995 is a result of an increase in pretax earnings of $271,000 comprised of: an increase in net interest income of $491,000, an increase in non interest income of $193,000; offset in part by a an increase in noninterest expense of $123,000 and an increase in loan loss provisions of $290,000.

     The growth in net interest income of 11.6% in the third quarter of 1996 as compared to the third quarter of 1995 is primarily a result of growth in total earning assets throughout 1996, offset in part by a decrease in net interest margin. Average earning assets in the first nine months of 1996 were $85.4 million, a $12.2 million or 16.7% increase over the first nine months of 1995 when earning assets averaged $73.1 million. The $156,000 increase in net interest margin for the third quarter of 1996, as compared to the 3rd quarter of 1995, was comprised of a $222,000 increase in interest income offset in part by a $66,000 increase in interest expense. Year to date net interest income to total average earning assets (net interest margin) has been 6.86% in the first nine months of 1996 as compared to 7.11% in the first nine months of 1995. The interest margin compression has been primarily caused by increasing competition for quality loans and the resulting pricing concessions the Bank has made to grow the loan portfolio in this competitive environment.







                                                        (7)

The increase in loan loss provisions in 1996 as compared to 1995 is primarily a result of loan growth of $5.2 million or 8.6%, an increase in nonperforming assets and an increase in loan charge-offs. Non performing assets (consisting entirely of nonaccrual loans) at September 30, 1996 were $1.0 million or 1.54% of total gross loans and 70% of loan loss reserves. Non performing assets at December 31, 1995 were $495,000 or .81% of total gross loans and 33% of loan loss reserves. Loans charged off during the first nine months of 1996 have totaled $467,000 as compared to $167,000 during the first nine months of 1995. Loan loss reserves of $1.48 million at September 30, 1996 represent a ratio of 2.16% of gross loans outstanding as compared to a loan loss reserve of $1.52 million or 2.47% of gross loans at December 31, 1995.

     The increase in nonperforming assets and loan charge-offs in the first nine months of 1996 is primarily attributable to $837,000 in lease receivables and notes reclassified as nonperforming assets during March of 1996. In September of 1996, $313,000 (67% of 1996 charge-offs to date) of these assets were charged against the Company's allowance for loan loss reserve. These assets are collateralized by approximately 150 lease receivables purchased in 1994 from Bennett Group Funding Inc. ("Bennett"), which declared chapter 11 bankruptcy in March of 1996.

     The Company continues to vigorously seek collection of these funds. While the Bank's management believes that the Bank will ultimately prevail in this case, it reclassified all Bennett assets to nonperforming status and charged off a portion of such assets, given the potential protracted nature of such litigation and the potential for recovery of less than the full face amount of the receivables. While the Bank is not currently receiving any payments with respect to these assets, it has been informed by the bankruptcy trustee that as of September 30, 1996, approximately 70% of the underlying assets which support the Bank's notes and receivables from Bennett were current, 5% were less than 30 days delinquent, 10% were 30 to 90 days delinquent and 15% were greater than 91 days delinquent. The payments are being held by order of the bankruptcy court in an escrow account. However, the Bank does not know whether or when it will ultimately be able to recover the underlying assets, and whether such assets will continue to have value.

Non interest expense is up 2.9% thus far in 1996 but was down slightly in the third quarter as compared to the prior year. The decrease in noninterest income of $18,000 in the third quarter was primarily a result of the Bank's mortgage department.

     The Bank's Electronic Funds Transfer (EFT) department operates approximately 60 ATM's throughout the state. The Bank's ATM revenues were up $95,000 or 21.7%, to $532,000 in the third quarter, and were up $250,000 or 22%, to $1,374,000, for the first nine months of 1996. The department has contributed $158,000 to pretax profits in 1996 as compared to $101,000 in the first nine months of 1995.

The Bank's mortgage department revenues for the first nine months of 1996 totaled $747,000 (which includes $252,000 in interest income) as compared to $719,000 (including $152,000 in interest income) in the first nine months of 1995. Revenues in the third quarter of 1996 were $160,000 as compared to $236,000 in the third quarter of 1995 primarily as a result of a management transition in the department.

Part 2, Item 4

(a) The 1996 Annual Meeting of the Shareholders of the Registrant was held on May 21, 1996.
(b) The following table shows the votes for, against or withheld, and the broker nonvotes as to each candidate for director. Each candidate was elected.


Name                          Votes For           Votes Against or Withheld               Broker Nonvotes

Mario A. Biagi                488,458                  33,307                                    0
John O. Brooks                521,765                       0                                    0
Gary S. Goss                  521,205                     560                                    0
Robert R. Haight              487,898                  33,867                                    0
Stanley A. Kangas             521,765                       0                                    0
David J. MacDonald            487,619                  34,146                                    0
Thorwald A. Madsen            521,765                       0                                    0
Dennis W. Roger               521,765                       0                                    0

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





BAY AREA BANCSHARES
Registrant


Dated:  November 12, 1996



/s/Robert R. Haight
----------------------------------------
Robert R. Haight
President and Chief Executive Officer


/s/Anthony J. Gould
----------------------------------------
 Anthony J. Gould
 Chief Accounting Officer


                                                        (9)