Form 10-K405
period 1996-12-31
BAY AREA BANCSHARES
filed 1997-03-31
CIK 701153

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                 WASHINGTON, D.C. 20549

                                                       FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                                                           OR

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 1997: $13,939,827.

Number of shares of Common Stock outstanding at March 15, 1997:     844,838

                                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                                   TABLE OF CONTENTS

                                                         PART I

Item 1.       Business

Item 2.       Properties

Item 3.       Legal Proceedings

Item 4.       Submission of Matters to a Vote of Security
              Holders

                                                        PART II


Item 5.       Market for Registrant's Common Stock and Related
              Stockholder Matters

Item 6.       Selected Financial Data

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations

Item 8.       Financial Statements and Supplementary Data

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                                                        PART III


Item 10.      Directors and Executive Officers of the
              Registrant

Item 11.      Executive Compensation

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management

Item 13.      Certain Relationships and Related
              Transactions

                                                        PART IV


Item 14.      Exhibits, Financial Statement Schedules and
              Reports on Form 8-K

SIGNATURES

                                                         PART I

Item 1.           Business.

         Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: significant increases in competitive pressure in the banking industry; changes in the interest rate environment which reduce margins; general economic conditions, either nationally or regionally, less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Mateo County; asset/liability matching risks and liquidity risks; changes in the laws and regulations regarding ATM fees, which reduce significantly the Bank's income from ATM service fees; and changes in the securities markets.

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

         (b)      Executive Officers of the Registrant.

         Mr. Robert R. Haight, 68, has served as the Company's President and Chief Executive Officer since May, 1991. Mr. Haight is a director of the Company and the Bank. He is the owner and founder of Woodside Road Insurance Company in Redwood City. Mr. Haight graduated from the University of California at Berkeley in 1952.

         Mr. John O. Brooks, 56, began his position as President/Chief Executive Officer and Director of Bay Area Bank and Chief Operating Officer of Bay Area Bancshares on November 2, 1992. In 1995 he was elected to also serve as a director of Bay Area Bancshares. He has 33 years of experience in the banking industry. From 1990 to 1992, he was President and CEO of Heritage Oaks Bank in Paso Robles. From 1987 to 1990, he was President/CEO at the Bank of Pleasanton and from 1980 to 1987 he held the same position at Foothill Bank in Mountain View, Ca. Mr. Brooks is currently involved in local Rotary groups, serves on the Boards of Directors of the Sequoia YMCA, Peninsula Outreach Programs, IBAA State Chapter, and is a member of the Community Bankers Association, American Bankers Association, and the honor society, Beta Gamma Sigma.

         Mr. Anthony J. Gould, 35, has been with Bay Area Bank since 1988. He currently serves as the Chief Financial Officer of the Company and Senior Vice President and Chief Financial Officer of the Bank. Prior to his employment at the Bank, Mr. Gould was Controller of Old Stone Bank of California and an auditor at Deloitte and Touche, Certified Public Accountants, in Minneapolis, Minnesota. He successfully completed the uniform Certified Public Accountant's Examination in 1988. Mr. Gould received his MBA in Finance from Cal State-Hayward in 1992 and a BA in Business Administration from The University of Wisconsin - Eau Claire in 1984.

         Frank M. Bartaldo, Jr., 48, has been with Bay Area Bank since 1986. He currently serves as Executive Vice President and Senior Banking Officer of the Bank. In February 1996, Mr. Bartaldo was elected to serve as a director of the company's sole subsidiary, Bay Area Bank. Before his employment at Bay Area Bank, Mr. Bartaldo was a partner in a mortgage banking business and prior to that he was employed for eight years at Wells Fargo Bank. Mr. Bartaldo received his BS in Business Administration from California State University at Chico in 1971.

         Mark V. Schoenstein, 40, has been with Bay Area Bank since May, 1988. He currently serves as Senior Vice President, Construction Loan Department. Prior to joining the Bank, Mr. Schoenstein worked two years at Glendale Federal in its Construction Loan Department and worked in construction management prior to that. Mr. Schoenstein is a graduate of the Pacific Coast Banking School
(1996), holds a BA in History from San Francisco State University (1982) and is a licensed California general contractor.

         (c)      Bay Area Bank - Company Subsidiary.

General Banking Services

         The Bank provides a wide range of commercial banking services to individuals, professionals and small to medium-sized businesses. The services provided include those typically offered by commercial banks, such as: interest-bearing and noninterest-bearing checking accounts, savings and time deposit accounts, business and personal loans, collection services, safe depository facilities, funds transfers, the issuance of money orders, cashiers checks, and the sale of travelers' checks. The Bank also operates a network of off-site Automated Teller Machines (ATMs). The Bank operated Mortgage Department which was closed in February of 1997.

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

         The Bank's business is not seasonal with the exception of ATM revenues, which are highest in the summer months.

Existing Locations

         The Bank conducts business from its principal office located at 900 Veterans Boulevard, Redwood City, California. One other location in Redwood City houses the Bank's data processing and accounting activities. See "Item 2-Properties". The Bank also operates 54 (as of December 31, 1996) automated teller machines (ATMs) at 39 additional locations in California.

Deposits

         Most of the Bank's deposits are obtained from individuals, professionals and small to medium-sized businesses. As of December 31, 1996, the Bank had a total of approximately 5,631 accounts consisting of 1,516 noninterest-bearing demand deposit (checking) accounts with an average balance of approximately $23,599 each; 3,057 savings, interest-bearing demand, and money market accounts with an average balance of approximately $50,044 each; and 1,058 certificates of deposit, IRAs and Keoghs with an average balance of approximately $19,325. See "Description of Business - Selected Statistical Information - Deposits and Time Deposits."

         The  Bank  has  a  local   corporate   customer   whose  total  deposit
relationship comprised approximately 8.2% of the Bank's total deposit balances at 12/31/96. This customer has never borrowed from the Bank and the funds have historically been held in a money market deposit account. Bank management believes that the deposit relationship is stable. Given the Bank's ability to raise cash through taking on additional deposits, using its available credit facilities, and the sale of liquid assets, the loss of any one or a few depositors would not, in the opinion of management, have a material adverse effect on the business of the Bank.

Lending Activities

         The Bank concentrates its lending  activities  primarily in four areas:
1) business loans, 2) short-term real estate loans, with a particular emphasis on providing loans to small to medium-sized businesses, 3) construction lending and 4) consumer/installment loans. As of December 31, 1996 these four loan categories accounted for approximately 29%, 49%, 16% and 6%, respectively, of the Bank's gross loan portfolio. The interest rates charged for the various loans made by the Bank vary with the degree of risk and size and maturity of the loans involved and are generally affected by competition, governmental regulation and current money market rates. As of December 31, 1996 the Bank had gross loans outstanding of $68,505,000 and undisbursed loan commitments of approximately $36,251,000.

         For borrowers desiring loans in excess of the Bank's lending limits, the Bank may make such loans on a participation basis, with its correspondent banks taking the amount of the loans which are in excess of the Bank's lending limits. In other cases, the Bank may refer such borrowers to larger banks or lending institutions.

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

         In an effort to dilute the potential effect of such an event, the Bank has several precautionary measures in place. Generally, the Bank's loans are secured by real estate, stock or other assets. Loans are based on the borrowers' established integrity, historical cash flow, and willingness and ability to perform on commitments. The Bank's policy is to protect the soundness of the loan and to secure it with collateral where deemed necessary. In the event of loan default, the Bank's means of recovery is through collection efforts and judicial procedures. For most loans, the Bank is required by law to obtain an appraisal of collateral to determine the adequacy of security. Loans secured by real estate generally do not exceed 80% of appraised market value at the time of origination.

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

Mortgage Banking Services

         From March of 1993 through February of 1997, the Bank also originated certain mortgage products through its Mortgage Department with the intent to sell them in the secondary market. The department was closed in February of 1997 primarily as a result of intense competition which affected the profit margins for such loans sold in the marketplace. The department never reached its budgeted performance goals or contributed a satisfactory return given the risk of operations or the time that was committed by Bank management.

         The Board of Directors and management of the Bank also considered the higher risk profile of the loans originated and the delinquency experience of these loans in this department in its decision to close the department's operations. At December 31, 1996 loans generated by the Bank's mortgage department totaled $2.05 million or approximately 3.0% of the Bank's total loans. Of the $2.05 million in mortgage department generated loans $1.02 million or 49% of the department's loans were past due 90 days or more with $800,000 (three loans) of such loans on nonaccrual status. These 90 day and over delinquent loans made up 61% of the Bank's 90 day and over delinquent loans. These delinquent loans are secured by real estate and management's analysis of the collateral indicates that any loss that may occur in the disposition of these loans will not have a material adverse impact on Bank operations. These loans were considered in the calculation of the Banks' loan loss reserve at December 31, 1996.

         The Mortgage Department typically originated loans secured by first and second deeds of trust on one to four family real estate, with loan to collateral value ratios of up to 90% and up to a 30 year maturity. Loans which do not meet the Bank's loan portfolio underwriting criteria are typically funded with a commitment in place to sell the loans.

         During 1996, the Mortgage Department funded approximately $27.6 million in loans, sold approximately $27.8 million in loans and generated $934,000 in gross revenue. The department contributed (after allocation of intercompany overhead costs) $58,000 to Bank pretax income in 1996 as compared to $22,700 in 1995 (after elimination of profit on a loan sale to the Bank of $91,900). Due to the service intensive nature of the mortgage lending industry, the largest component of the Mortgage Department's expense was salaries and benefits, which was $469,000 or 54% of total expense of the Department. In addition, $210,000 of costs were allocated to the department from the Bank. These costs included $180,000 of internal charges for the use of funds, and $30,000 in administrative support. At December 31, 1996, there were approximately $723,000 in loans held for sale that were originated through the Mortgage Department.

Electronic Funds Services

         In 1993, the Bank started an Electronic Funds Transfer (EFT) Department with the goal of increasing service fee income primarily by establishing a network of off-site automatic teller machines (ATMs). As of December 31, 1996 the Bank had 54 machines in 39 various locations in California, including tourist centers, horse racing tracks, truck stops and shopping centers. As of December 31, 1996, the Bank's investment in ATMs and related equipment was $1,464,000. This equipment had a book value (cost less accumulated depreciation) of approximately $605,000 at December 31, 1996. The average cash outstanding in the machines throughout 1996 was $4.0 million. The Bank enters into individual agreements with the owner of each site to place the machine; the Bank does not own these premises.

         During 1996, the Bank entered into a buyout agreement with a consultant who assisted in the formation of the EFT Department. The Bank's initial agreement in 1993 with the consultant was to pay him 16% of the department's pretax-profits (after any historical departmental accumulated deficit was refunded) through June 2001. A dispute arose as to how certain items such as equipment depreciation and the cost allocation for the cash the department borrowed from the Bank to fund the machines ($4.0 million in 1996) should be accounted for. The Bank settled the dispute by paying $225,000 to buy out the consultant's present and future interests in compensation from the department's operations. The Bank is amortizing this prepaid expense over a 4.2 year period at a cost of approximately $4,500 per month. If the department were to discontinue operations before the expense is fully amortized, the unamortized portion would be written off against current income.

         The Bank receives revenue from each transaction based on a service contract negotiated with the management at each site. During 1996, ATM service fee income was $1.34 million and ATM interchange and other income was $540,000. Total revenue from the EFT department was $1.88 million, an increase of $370,000 or 24% over total department revenues in 1995. Total expense for the department was $1.65 million bringing the EFT department's contribution to pretax income for the year to $226,000 as compared to $139,000 in 1995. The 1996 results include approximately $206,000 in costs allocated to the department from the Bank, including $194,000 in internal charges for the use of funds, and $12,000 in administrative support. Another main component of expense was $309,000 in first line and second line maintenance, which is the cost of servicing these machines by a third party (i.e. adding money, clearing paper jams, etc.). The 1995 results include approximately $165,000 in costs allocated to the department from the Bank, including $153,000 in internal charges for the use of funds, and $12,000 in administrative support. See a further discussion of ATM operations at "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Bank expects to continue increasing the number of machines in service and to generate greater transaction levels in 1997, with the intent to increase the profitability of the EFT department. Income from the EFT Department may be reduced or may not increase as expected if state or federal laws are changed to limit the ability of the Bank to place more ATMs in service, or to limit the charges the Bank may collect from the use of those ATMs. A recently introduced bill in the California Assembly will, if adopted as proposed, prohibit the operator of an ATM completely from charging fees for the use of the ATM. If this legislation is adopted as proposed by the California Legislature and signed by the Governor, the Bank's income from its ATM network would be severely reduced to the amount the Bank receives from interchange fees. The department could not cover its expenses at that level of revenue.

Correspondent Banks

         The Bank's primary correspondent banking relationship is with Wells Fargo Bank, San Francisco. The Bank also has accounts with Union Bank of California, Bank of America, The Federal Reserve Bank of San Francisco, Citibank of Nevada, and First USA Bank. These relationships are a result of the Bank's efforts to obtain a wide range of services for the Bank and its customers.

         The Bank has an unsecured line of credit with Wells Fargo Bank of $5.0 million and an additional unsecured line of credit with Union Bank of California for $4.0 million.

         The Bank is also a member of the Federal Home Loan Bank of San Francisco (FHLB). The Bank has purchased $294,000 of FHLB stock, which typically pays quarterly dividends at approximately the 90 day treasury bill yield. The Bank sought membership to the FHLB primarily to access the intermediate and long term credit the FHLB offers.

           The Bank may borrow up to 25% of its assets subject to collateral and additional FHLB stock purchase requirements. Borrowing is limited to seven times the Bank's FHLB stock holdings ($2.06 million). Borrowings in excess of that amount require the purchase of FHLB stock at a ratio of one dollar of stock for every seven dollars of excess borrowing. The additional stock above the original $294,000 purchase may be retired as the debt is repaid. The Bank borrowed $500,000 in March of 1996 and repaid this advance in September of 1996.

         The Bank does not currently serve, nor does it have plans to serve, as a correspondent to other banks.

Employees

         As of March 15, 1997, the Bank employed 33 full-time employees, including 13 Bank officers, and 6 part-time employees. As of March 15, 1997, the Company employed no full-time or part-time employees. The Bank pays a salary to Mr. Brooks and Mr. Gould and the Bank was reimbursed $12,000 by the Company in 1996 for administrative services rendered by Mr. Brooks, Mr. Gould and the Bank's accounting staff. Mr. Haight receives remuneration for his services through Director fees. See "Business - Executive Officers of the Registrant".

         (d)  Selected Statistical Information

         The following tables present certain consolidated statistical information concerning the business of the Company and its subsidiary (the
Bank). This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations at Item 7, herein, and the consolidated financial statements and the notes thereto included in the Company's 1996 Financial Statements, herein, at Item 8.

Distribution of Average Assets, Liabilities and Shareholders' Equity

         The following table sets forth the distribution of consolidated average assets, liabilities and shareholders' equity for the years ended December 31, 1996 and 1995. Average balances have been computed using daily balances.


                                                                 Year Ended                   Year Ended
                                                                  12/31/96                     12/31/95
                                                           Average                      Average
                                                           Balance       Percent        Balance          Percent
                                                           (000's)      of Total        (000's)         of Total
ASSETS
Cash and Due From Banks                                   $10,741          11.0%         $9,277           10.9%
Interest-Bearing Deposits With Other Banks                    100           0.1             110            0.1
Taxable Investment Securities                              12,346          12.6           9,432           11.1
Non-Taxable Investment Securities                           1,395           1.4           1,612            1.9
Federal Funds Sold                                          6,660           6.8           9,460           11.2
Loans, Net                                                 62,850          64.8          50,874           60.0
Loans Held for Sale                                         1,345           1.4           1,748            2.1
Premises & Equipment, Net                                     866           0.9             974            1.1
Real Estate Owned                                              18           0.0               0            0.0
Other Assets & Accrued Int. Receivable                      1,524           1.6           1,353            1.6
                                                            -----           ---           -----            ---
Total Assets                                              $97,845         100.0%        $84,840          100.0%
                                                          =======         ======        =======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest-Bearing Transaction Accounts                    41,993          42.9%        $36,567           43.1%
  Demand                                                   22,456          23.0          20,613           24.3
  Savings                                                   5,432           5.6           4,504            5.3
  Time                                                     18,227          18.6          15,049           17.7
                                                           ------          ----          ------           ----
  Total Deposits                                           88,108          90.0          76,733           90.4

Other Borrowings                                              284           0.3               0            0.0
Other Liabilities & Accrued Interest                          773           0.8             582            0.7
Shareholders' Equity                                        8,680           8.9           7,525            8.9

Total Liabilities & Shareholders' Equity                  $97,845         100.0%        $84,840          100.0%
                                                           ======         ======         ======          ======
--------------------

1  Average loans include nonaccrual loans and are net of the allowance for loan losses.

Interest Rates and Differentials

      The following table sets forth information concerning interest-earning assets and interest-bearing liabilities, and respective average yields or rates, the amount of interest income or interest expense, the net interest margin and net interest spread.


                                                                       Year Ended December 31, 1996
                                                                                Interest
                                                                 Average         Income/            Average
                                                                 Balance         Expense            Yield/
                                                                 (000's)         (000's)             Rate
INTEREST-EARNING ASSETS
Interest-Bearing Deposits With Other Banks                         $100               $6              5.9%
Taxable Investment Securities                                    12,345              771              6.3
Non-Taxable Investment Securities1                                1,395               61              4.3
Federal Funds Sold                                                6,660              355              5.3
Loans (Net of loan loss allowance)2,3                            62,850            7,035             11.2
Loans Held for Sale                                               1,345              173             12.9
                                                                  -----              ---

   Total Interest-Earning Assets                                $84,695           $8,401              9.9%
INTEREST-BEARING LIABILITIES
Deposits:
     Interest-Bearing Transaction Accounts                      $41,993            1,320              3.1%
     Savings                                                      5,432              230              4.2
Time                                                             18,227              974              5.3
Other Borrowings                                                    284              15               5.6%
                                                                    ---              --
Total Interest-Bearing Liabilities                              $65,936           $2,539              3.9%
                                                                =======           ======              ====
Net Interest Income and Margin4                                                   $5,862              6.9%
                                                                                  ======              ====
Net Interest Spread5                                                                                  6.0%
                                                                                                      ====


                                                                       Year Ended December 31, 1995
                                                                                Interest
                                                                 Average         Income/            Average
                                                                 Balance         Expense            Yield/
                                                                 (000's)         (000's)             Rate
INTEREST-EARNING ASSETS
Interest-Bearing Deposits With Other Banks                         $110               $6              5.5%
Taxable Investment Securities                                     9,432              581              6.2
Non-Taxable Investment Securities1                                1,612               70              4.3
Federal Funds Sold                                                9,460              558              5.9
Loans (Net of loan loss allowance)2,3                            50,874            6,088             12.0
Loans Held for Sale                                               1,748              204             11.7
                                                                  -----              ---             ----

   Total Interest-Earning Assets                                $73,236           $7,507             10.3%

INTEREST-BEARING LIABILITIES
Deposits:
     Interest-Bearing Transaction Accounts                      $36,567           $1,263              3.5%
     Savings                                                      4,504              202              4.5
     Time                                                        15,049              758              5.0
                                                                 ------              ---             ----
     Total Interest-Bearing Liabilities                         $56,120           $2,223              4.0%
                                                                 ======            =====              ====
Net Interest Income and Margin4                                                   $5,284              7.2%
                                                                                   =====              ====
Net Interest Spread5                                                                                  6.3%
                                                                                                      ====

---------------

1     Yields on non-taxable investment securities are not tax adjusted.
2     Average loans include nonaccrual loans and are net of allowances for possible loan losses.
3     Loan interest income includes loan fees of $505,000 and $432,000 in 1996 and 1995, respectively.
4     Net interest margin is computed by dividing net interest income by total average interest-earning assets.
5     Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

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


                                                                                   Year Ended December 31, 1996
                                                                            Compared to 1995
                                                                 Volume           Rate               Total
                                                                 (000's)         (000's)            (000's)
INCREASE (DECREASE) IN INTEREST INCOME

Interest-Bearing Deposits  With Other Banks                        $(1)              $0               $(1)
Taxable Investment Securities                                      179               11               191
Non-Taxable Investment Securities                                   (9)               0                (9)
Federal Funds Sold                                                (165)             (38)             (203)
Loans                                                            1,433             (486)              947
Loans Held for Sale                                                 17              (48)              (31)
                                                                    --              ----             -----

   Total                                                        $1,454            $(560)             $894

INCREASE (DECREASE) IN INTEREST EXPENSE

Interest-Bearing Transaction Accounts                             $187            $(131)              $57
Savings Deposits                                                    42              (14)               28
Time Deposits                                                      160               56               216
Notes Payable and Debentures                                         0               16                16
                                                                     -               --                --
     Total                                                         389              (73)              316

     Change in Net Interest Income                              $1,065            $(487)             $578
                                                                 =====            ======             ====



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
                                                                  ====             ====              ====

GAP Table

         The following table shows the Company's interest sensitive assets and liabilities based on respective maturity dates or earliest repricing opportunities (whichever is earliest) as of December 31, 1996 (in thousands of dollars). Mortgage-backed securities are shown based on expected cash flows which includes prepayments of principal. Non accrual loans of $1,431,000 are excluded from the table below. Loans held for sale of $723,000 are included below at their stated maturity/repricing date. Adjustable rate loans which have reached an interest rate floor or ceiling are considered fixed rate loans in accordance with FDIC accounting guidelines.

                                    3 Months       3 to 6       6 Months          1 Year     More than
                                     or Less       Months      to 1 Year      to 5 Years       5 Years         Total
                                     -------       ------      ---------      ----------       -------         -----
ASSETS
Fed Funds Sold                        $6,850           $0             $0              $0            $0        $6,850
CD Investments                           100            0              0               0             0           100
Investments                            1,003          525          2,776           6,018         4,347        14,669
Gross Loans                           26,325       13,877          9,252           8,716         9,627        67,797
                                      ------       ------          -----           -----         -----        ------
Total (A)                            $34,278      $14,402        $12,028         $14,734       $13,974       $89,416
                                     =======      =======        =======         =======       =======       =======

LIABILITIES
Money Market & Savings               $50,044           $0             $0              $0            $0       $50,044
Time Deposits                          5,837        5,124          5,465           2,899             0        19,325
                                       -----        -----          -----           -----             -        ------
Total (B)                            $55,881       $5,124         $5,465          $2,899            $0       $69,369
                                     =======       ======         ======          ======            ==       =======


GAP (A) - (B)                      ($21,603)       $9,278         $6,563         $11,835       $13,974       $20,047
                                   =========       ======         ======         =======       =======       =======

GAP / (A) %                              63%          64%            55%             80%          100%           22%
                                         ===          ===            ===             ===          ====           ===

Cumulative GAP                     ($21,603)    ($12,325)       ($5,762)           6,073       $20,047       $20,047
                                   =========    =========       ========           =====       =======       =======

Cumulative GAP %                        -63%         -25%           -10%              8%           22%           22%
                                        ====         ====           ====              ==           ===           ===


         The table shows the Company had approximately $60.7 million dollars in assets and $66.5 million in liabilities which mature or can reprice during 1997. This indicates a cumulative one year GAP position of approximately $5.8 million or -10% of one year assets. Because $5.8 million more liabilities than assets can mature or reprice in 1997, the Company was slightly asset sensitive, on a simple GAP basis, at December 31, 1996 (i.e., net interest margin will most likely expand when rates rise and compress if rates fall).

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

        The Company's net interest margin (net interest income divided by average earning assets, see Item 1 "Business, Interest Rates and Differentials") was 6.9% in 1996, 7.2% in 1995 and 7.0% in 1994. The Company uses a computer software program which goes beyond a simple GAP analysis in its asset and liability management and measurement of interest rate exposure. This software quantifies and estimates the speed that different indexes and rates move relative to each other as well as the effect of interest rate "ceilings and floors." It also estimates the repricing speed that will most likely occur in the Company's deposit portfolio. This information is used as an indicator of the Company's real interest rate risk position, and to determine the pricing of loans and deposits, as well as to make investment decisions.

         Management believes that if rates decline in 1997 the Company's net interest margin may compress, but the effect may be mitigated by use of the defensive strategies described above.

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

         The Company held U.S. Treasury and Mortgage-backed Securities with a carrying value of approximately $2,588,000 at December 31, 1996, as "Available for Sale" pursuant to Financial Accounting Standard Board Statement No. 115 (SFAS No. 115). Mortgage-backed securities are government issued instruments whose underlying collateral are generally first deeds of trusts conforming single family mortgages. The cash flows on these instruments are determined by the homeowners' whose notes comprise the collateral. The Company's intent is to hold the remainder of the instruments until maturity and management believes that the Company has the ability to do so. The FASB allowed companies to revisit the designations of their "held to maturity" and "available for sale" securities in the fourth quarter of 1995. In December of 1995, the Company elected to transfer a security from its held to maturity portfolio to its available for sale portfolio in anticipation that it may be sold prior to maturity. The security had an amortized cost of $595,000 and an unrealized loss of $13,000 at the time of transfer.

         During 1995, the Company sold a security with a par value of $500,000 from its "available for sale" portfolio. As a result of this transaction, the Company realized a loss of $16,000. The Company did not sell any securities in 1996.

         The total investment portfolio at December 31, 1996 and 1995 had an average expected maturity of approximately 2.2 and 2.1 years, respectively. Expected maturity differs from actual maturity in the case of mortgage-backed securities due to the possibility of the loans being paid-off or refinanced before the maturity date.

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

           The Company has purchased municipal securities since June 1991 in an effort to lower the Company's effective tax rate. The Company held municipal securities with an amortized cost of $1,179,000 at December 31, 1996 and $1,582,000 at December 31,1995. The Company's effective tax rate was 40.3% in 1996, 40.9% in 1995 and 40.2% in 1994.

         The amortized cost and market value of the portfolio of investment securities as of December 31, 1996 and 1995 were as follows:


                                         INVESTMENT SECURITIES HELD TO MATURITY

                                                                           December 31, 1996
                                                           Amortized            Market            Unrealized
                                                             Cost                Value            Gain(Loss)
                                                            (000's)             (000's)             (000's)
U.S. Treasury and Securities of
Other Government Agencies and Corporations                  $4,297               $4,315                 $18
States of the U.S. and Political Subdivisions                1,179                1,181                   2
Mortgage Backed Securities                                   6,605                6,707                 102
                                                             -----                -----                 ---


Total                                                      $12,081              $12,203                $122
                                                           =======              =======                ====



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
                                                            ======               ======                 ===


                                        INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                                           December 31, 1996

                                                           Amortized            Market            Unrealized
                                                             Cost                Value            Gain(Loss)
                                                            (000's)             (000's)             (000's)

U.S. Treasury Securities                                    $2,001               $2,003              $    2
Mortgage Backed Securities                                     595                 585                 (10)
                                                               ---               ------                ----

Total                                                       $2,596               $2,588              $  (8)
                                                             =====               ======              ======


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
                                                             =====                =====                  ==

         The following table is a summary of the relative maturities and weighted average yields of investment securities as of December 31, 1996. Yields on securities have been calculated by dividing interest income, adjusted for amortization of premium and accretion of discount, by the amortized cost of the related securities. Yields on mortgage-backed securities have been calculated using management's estimate of the expected life of the instrument. Yields on municipal securities are calculated on a tax equivalent basis using a tax rate of 40%.

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

Maturing in One Year or Less
     Amount (000's)                                         $1,501                    $501                 $299
     Yield                                                   5.80%                    6.38%                5.81%

Maturing After One but Within
     Five Years
     Amount (000's)                                         $2,502                    $678                $1,844
     Yield                                                   6.13%                    6.69%                7.29

Maturing After Five but Within
     Ten Years
     Amount (000's)                                           $0                       $0                 $2,374
     Yield                                                                                                 7.62%

Maturing After Ten but Within
     Thirty Years
     Amount (000's)                                           $0                       $0                 $2,088
     Yield                                                                                                 7.32%


                                                   EQUITY SECURITIES*
                                                         U.S. Treasury              States of
                                                       and Securities of          the U.S. and           Mortgage
                                                       Other Government             Political             Backed
                                                    Agencies & Corporations       Subdivisions          Securities

     Amount (000's)                                          $294                      $0                   $0
     Yield*                                                  5.79%


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

     Amount (000's)                                         $2,001                     $0                   $0
     Yield                                                   5.83%

Maturing After One but Within
     Five Years                                               $0                      $595                  $0
     Yield                                                                            5.89%


Loan Portfolio

         The following table shows the composition of loans by type of loan or borrower as of December 31, 1996 and 1995:



                                                           December 31, 1996               December 31, 1995
                                                                     (000's)                         (000's)

Commercial and Financial                                             $20,019                         $17,390
Real Estate--Construction                                             10,799                          10,849
Real Estate--Mortgage                                                 33,255                          27,962
Installment Loans to Individuals                                       4,432                           4,524
                                                                       -----                           -----
     Total                                                           $68,505                         $60,725

Less:
  Reserve for Possible Loan Losses                                     1,493                           1,516
                                                                       -----                           -----
Loans Held to Maturity--Net                                          $67,012                         $59,209
                                                                      ======                          ======
Loans Held for Sale                                                     $723                            $772
                                                                         ===                             ===


         Total gross loans (including loans held for sale) increased $7.8 million from $60.7 million at December 31, 1995 to $68.5 million at December 31, 1996. The portfolio's loans averaged $66.2 million in 1996, an increase of $11.7 million in comparison to average portfolio loans of $54.5 million in 1995.

         The Company's market area is primarily suburban and within commuting distance of downtown San Francisco and San Jose. Housing prices in the San Francisco Bay Area escalated rapidly in the late 1980's, creating demand for more affordable new home construction. The housing market slump beginning in 1990 resulted in decreased demand and decreasing property values that continued through 1994. Property values began to stabilize in 1995 and appreciate in 1996. Thus far in 1997 there is a very low inventory of single family homes available for sale in San Mateo County (approximately 50% less for sale inventory than the average of the past five years) and the market is continuing to appreciate. The Bank is located less than ten miles from the corporate headquarters of a number of large growing companies such as Oracle Corporation, Sun Microsystems, Electronic Arts, Visa International, DHL Airfreight, Oral B (dental products),
Raychem Corporation, and Silicon Graphics. Bank management expects that continued growth in these companies will result in continued demand for local housing, and that continued demand will increase the value of much of the collateral that secures the Bank's real estate loans.

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

         The Company's policy is to maintain an interest reserve for the life of a construction loan, or verify adequate cash reserves or income sources to service the loan. Progress payment disbursements are made upon receipt of lien waivers, or after analysis of the project's progress by a Construction Loan Officer. The construction lending officers for the loan also make unannounced visits to the site. Construction loan balances averaged $10.0 million in 1996 compared to $8.5 million in 1995, an increase of 17.6%. There were no loans transferred to real estate owned from construction loans in 1996 or 1995.

         The Company generally does not make first deed of trust, one to four family real estate loans to be held in portfolio. However, in the event that such a loan is made, the loan amount will generally not exceed 75% of the current market value of the collateral on owner occupied properties. For non-owner occupied first deed of trust, one to four family real estate loans, the Company typically requires that the loan-to-value ratio be no more than 70%. Fixed rate loans of this type have a maturity of five years or less. Loans with annual or more frequent rate adjustment periods have a maximum maturity of fifteen years. Loan amortizations do not exceed twenty-five years.

         The Company originated loans for sale in the secondary market that are secured by first and second deeds of trust on one to four family real estate, with loan to collateral value ratios of up to 90% and up to a 30 year maturity, through its Mortgage Department, which began operations in 1993 and was closed in February 1997. See discussion of the Mortgage Banking Services at Item 1.c.

         Included in installment loans to individuals are home equity lines of credit which are secured primarily by second trust deeds on single family residences. The Company typically requires a loan-to-value ratio of no more than 75% for home equity loans. Rates adjust annually and terms do not exceed fifteen years.

         The Company offers new and used direct automobile financing, which are also categorized as installment loans to individuals. Automobile loan terms do not exceed five years for new vehicles, with shorter terms for used cars depending on the age of the vehicle. Loans are made for up to 90% of the wholesale value for used autos and 80% of the purchase price, including tax and license, on new vehicles. The Company originates and funds all of its automobile loans directly and does not engage in indirect automobile financing or the purchase of loans from auto dealers and other third party sources.

         The Company had standby letter of credit commitments aggregating $327,000 and $101,000 at December 31, 1996 and December 31, 1995, respectively. In addition, the Company had commitments to grant $15.5 million in real estate construction loans, $15.9 million in commercial loan and other real estate loans and $4.5 million in consumer loans (including home equity loans) at December 31, 1996.

Loan Concentrations

         The Company held $20.0 million, or 29% of the Company's total loans, in loans categorized as commercial and financial at December 31, 1996. Since a majority of these loans are to businesses in the San Mateo County area, a major economic recession in that area could have a significant and detrimental impact on the Company.

         There were also $33.3 million, or 49% of total loans, in real estate mortgage loans. These loans are generally secured by first deeds of trust on commercial properties and are due in five years or less.

         At December 31, 1996, approximately $10.8 million or 16% of the Company's total loans consisted of real estate construction loans. In addition, as discussed above, undisbursed construction loan commitments totalled $15.5 million.

         The Company is subject to the fluctuations of the California housing market generally and specifically in the San Mateo and Santa Clara County areas. The Company's construction lending business is subject to, among other things, the volatility of interest rates, real estate prices in the Company's service area and market availability of conventional real estate financing to repay such construction loans since the Company does not usually require take-out commitments. General economic conditions and, more specifically, changes in real estate values in California and the San Mateo and Santa Clara County areas could have an impact on the repayment of construction and conventional real estate loans. There can be no assurance that builders or developers will find buyers for the types of properties being constructed at prices which will insure repayment to the Company. A significant decline in real estate values and/or the demand for housing in California or in the San Mateo and Santa Clara County areas could have a material adverse impact on the financial condition of the Company.

Maturity Distribution and Interest Rate Sensitivity of Loans

            The following tables show the estimated maturity distribution (in thousands of dollars) of the Company's loan portfolio, as of December 31, 1996. The timing of payments is based on the final maturity of the loans, rather than amortization schedules. Loans held for sale of approximately $723,000 are included. Non accrual loans of $1,431,000 are excluded from the table below. Adjustable rate loans which have reached an interest rate floor or ceiling are considered fixed rate loans in accordance with FDIC accounting guidelines.

Commercial Loans:
         Loans with a Remaining Maturity of:
              One Year or Less                                                            $14,114
              Over One Year to Five Years                                                   4,070
              Over Five Years                                                               1,835
                                                                                            -----
              Total                                                                       $20,019

Construction Loans
         Loans with a Remaining Maturity of:
              One Year or Less                                                            $10,799
              Over One Year to Five Years                                                       0
              Over Five Years                                                                   0
                                                                                                -

              Total                                                                       $10,799
                                                                                          =======

Real Estate, Installment and Other
         Loans with a Remaining Maturity of:
              One Year or Less                                                            $24,541
              Over One Year to Five Years                                                   4,658
              Over Five Years                                                               7,780
                                                                                            -----
              Total                                                                       $36,979
                                                                                          =======

              Grand Total                                                                 $67,797


                                                           16


Total Loans Due in One Year or More Fixed Rate Loans with a  Remaining  Maturity of:
              Over One Year to Five Years                                                 $ 7,764
              Over Five Years                                                               6,101
                                                                                            -----

              Total Fixed Rate loans due in One Year or More                              $13.865
                                                                                          =======


         Variable Rate Loans with a Repricing Frequency Of:
              Annually or more frequently, but less frequently than quarterly             $19,245
              Total Variable Rate Loans due in One Year or More                           $19,245

              Total Loans due in One Year or More                                         $33,110
                                                                                          =======


Nonaccrual, Past Due and Restructured Loans

         The following table shows the amount of loans classified as nonaccrual, 90 days or more past due as to principal and/or interest and restructured (as defined in Statement of Financial Accounting Standards 15) as of December 31, 1996 and 1995:


                                                         December 31,                   December 31,
                                                             1996                           1995
                                                            (000's)                        (000's)

Nonaccrual Loans                                            $1,431                           $470
Accruing Loans Past Due 90
     Days or More                                              234                             25
Restructured Loans                                               0                              0
                                                            ------                          -----

     Total                                                  $1,665                           $495
                                                            ======                            ===


         At December 31, 1996 and 1995, the Company carried an unsecured loan (with a principal balance of $107,000 at December 31, 1996) on nonaccrual status. The borrower has maintained current interest payments since the loan was originally made. The Company, however, is not recognizing these payments as interest income at this time. Despite making principal reductions of $403,000 on the original loan of $500,000, the borrower has not met the original schedule of principal reductions, and the Bank is not recognizing the interest payments as interest income. If the borrower continues to make regular payments the Company will most likely recognize the deferred interest income (approximately $107,000 at December 31, 1996) after all principal has been retired. This loan is currently being modified and its risk of default has been considered by management in determining the year-end loan loss reserve of $1,493,000.

          There were nine loans totaling $1.67 million past due 90 days or more at December 31, 1996. There were seven loans totalling $339,000 past due 90 days or more at December 31, 1995. There were no loans past due 90 days or more at December 31, 1994. Loans past due 30 days or more but less than 90 days at December 31, 1996, 1995 and 1994, totalled $435,000, $509,200 and $636,000, respectively.

         Of the $1.431 million in loans on nonaccrual status at December 31, 1996, $800,000 or 56% were secured by real estate collateral and $548,000 or 38% were secured by lease contracts.

         The $800,000 in nonaccrual loans secured by real estate consist of 3 loans, all of which are secured by residential property. One loan, in the amount of $499,000 is secured by two residences on the same lot. The Bank foreclosed on this loan in March of 1997, and is in the process of marketing the property. The other two loans, one for $155,000 and one for $146,000, are each secured by single family residences. Both of these borrowers are in bankruptcy proceedings, and in each case the bankruptcy court has ordered the borrower to make post petition payments on the loans. In the event either borrower fails to make such payments, the Bank is prepared to seek bankruptcy court approval to foreclose on the property. The loan for $155,000 was returned to accrual status in March 1997 based on the borrower's performance and on the Bank's review of the property. Management of the Bank believes that the Bank will not incur material losses with respect to these loans, either individually or as a group.

         The loans secured by lease contracts, which were originally sold by the now bankrupt Bennett Funding and Bennett Leasing, had an original principal balance of $872,000 before a charge-off of $318,000 in 1996. Approximately 75%
of the leases which secure the Bank's loans were current and approximately 15% were over 90 days delinquent at September 30, 1996, according to recent data provided by the bankruptcy trustee. The Bank's legal counsel is evaluating a settlement offer from the bankruptcy trustee which would result in a recovery of the current $548,000 book value of the loans plus approximately $90,000 of the amount previously charged-off, with approximately 84% of the cash flow to the Bank to occur in the first twelve months.

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

         Interest income on loans on nonaccrual status during the year ended December 31, 1996 that would have been recognized in that year if the loans had been current in accordance with their original terms, totalled $127,000.

         There were no loans, other than those discussed above, as of December 31, 1996, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with the existing loan repayment terms. The Company adopted Financial Accounting Standards Board Statement No. 114 (SFAS No. 114),

Accounting by Creditors for Impairment of a Loan, effective January 1, 1995. As a result of applying the new rules, certain impaired loans, generally non-accrual loans, are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The valuation allowance for impaired loans at December 31, 1996 under SFAS No. 114 was $258,000 ($185,000 at December 31,
1995) which is included in the Company's allowance for possible loan losses.

Summary of Loan Loss Experience

         Inherent in the lending function is the fact that loan losses will be experienced and the risk of loss will vary with each type of loan made and the credit worthiness of the borrower over the term of the loan. To reflect the currently perceived risks of loss associated with its loan portfolio, the Company makes additions to its allowance for possible loan losses. The Company's allowance has been created by direct charges against operations through the provision for loan losses.

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

         The above factors used by management are essentially judgmental. After reviewing these factors, management has established the allowance at $1,493,000 or 2.16% of total gross loans at December 31, 1996. There can be no assurance that in any given period the Company might not sustain charge-offs which are substantial in relation to the size of the allowance. Loans are charged to the allowance for possible loan losses when a loss is considered probable. It is the policy of management to make additions from earnings to the allowance in relation to anticipated loan charge-offs and the inherent risk given the portfolio's composition. The continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future allowance levels.

         An analysis of the reserve for loan losses for the fiscal years ending December 31, 1996 and 1995 follows:


                                                                                  1996            1995
                                                                               (000's)         (000's)

Allowance for possible loan losses--January 1                                    1,516          $1,505

Loans Charged Off:
     Commercial and Financial                                                    (459)           (213)
     Real Estate--Construction                                                       0               0
     Real Estate--Mortgage                                                        (30)               0
     Installment Loans to Individuals                                             (21)            (20)
                                                                                  ----            ----
Total Loans Charged Off                                                          (510)           (233)
Recoveries:
     Commercial and Financial                                                       28              33
     Real Estate--Construction                                                       0               0
     Real Estate--Mortgage                                                          24               0
     Installment Loans to Individuals                                                0               1
                                                                                     -               -
Total Recoveries                                                                    52              34
                                                                                    --              --

(Net Charge-Offs) Net Loan Recoveries                                            (458)           (199)
Provision for Possible Loan Losses                                                 435             210
                                                                                   ---             ---
Allowance for Possible Loan Losses--December 31                                 $1,493          $1,516
                                                                                ======           =====

(Charge-Offs)  Net Recoveries as a Percentage of
     Average Outstanding Loans                                                  (.69)%          (.36)%
Allowance For Possible Loan Losses as a
     Percentage of Gross Loans at Year End                                       2.16%           2.50%
Allowance For Possible Loan Losses as a
     Percentage of Non-Performing Loans                                            96%            323%
Non-Performing Loans as a Percentage of
     Gross Loans at Year End                                                     2.07%            .76%
Non-Performing Assets as a Percentage of
     Total Assets at Year End                                                    1.39%            .50%

Loans:
Average Gross Loans Outstanding During Year                                    $66,235         $54,539
Total Gross Loans at End of Year                                               $69,228         $60,725


         As illustrated in the table above, loan charge-offs exceeded recoveries by $458,000 in 1996 and by $199,000 in 1995.

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

         At December 31, 1996 commercial loans comprised approximately 29% of gross loans, real estate mortgage loans were 49%, Real estate construction loans were 16% and installment and other loans were 6%. At December 31, 1995 commercial loans comprised approximately 29% of gross loans, real estate mortgage loans were 46%, real estate construction loans were 18% and installment and other loans were 7%.

         The allowance for possible loan losses at December 31, 1996 was $1,493,000 compared to $1,516,000 at December 31, 1995 and was allocated approximately as follows:

                                                             12/31/96                 12/31/95

          Commercial loans                                   $800,000                 $750,000
          Real estate mortgage                                300,000                  300,000
          Real estate construction                            300,000                  350,000
          Installment loans                                    93,000                  116,000

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

Real Estate Owned

         At December 31, 1996 and 1995, the Company had no real estate owned ("REO").

Deposits

         The following table reflects average balances and the average rates paid for the major categories of deposits for the years ended December 31, 1996 and 1995:

                                                                               Year Ended December 31,
                                                    1996 Average           1996        1995 Average        1995
                                                         Balance        Average             Balance     Average
                                                         (000's)           Rate             (000's)        Rate

Non-interest bearing demand deposits                     $22,456            --%             $20,613         --%
Interest bearing transaction  accounts                    41,993           3.1%              36,567        3.5%
Savings Deposits                                           5,432           5.3%               4,504        4.5%
Time Deposits                                             18,227           5.6%              15,049        5.0%
                                                          ------           ----              ------
       Total Deposits                                    $88,108           2.9%             $76,733        2.9%
                                                         =======                             ======

Time Deposits

       The following table sets forth, by time remaining to maturity, the domestic time deposits in amounts of $100,000 or more at December 31, 1996.

                                                                     December 31, 1996

                                                                          (000's)
Time Deposits Maturing In:
       Three months or less                                               $2,418
       Over three through six months                                       2,899
       Over six through twelve months                                      3,222
       Over twelve months                                                  1.420
                                                                           -----
            Total                                                         $9,959

Selected Financial Ratios

       The following table sets forth certain financial ratios for the periods indicated (averages are computed using monthly figures):

                                                                 Year Ended December 31,
                                                                  1996            1995
Net income to:
       Average total assets                                       1.45%           1.43%

       Average shareholders' equity                              16.30%          16.09%

Cash dividend payments to:
       Net income                                                19.57%          19.90%
       Average shareholders' equity                               3.19%           3.20%

Common Stock Dividend per share to:
       Primary earnings per share                                22.0%           21.17%
       Fully Diluted earnings per share                          22.0%           22.14%

Average shareholders' equity to:
       Average total assets                                       8.87%           8.87%



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

         However, smaller independent financial institutions also represent a competitive force. To illustrate the Company's relative market share, total deposits in financial institutions in Redwood City, California (the Bank's primary market place) at December 31, 1996 approximated $2.0 billion. This market is allocated approximately as follows: Banks 35%, Savings and Loans 23% and Credit Unions 42%. The Company's deposits at December 31, 1996 represent approximately 4.4% of total deposits and approximately 12.6% of bank deposits.

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

         The Company and any subsidiary which it may acquire or organize in the future are deemed to be affiliates of the Bank within the meaning set forth in the Federal Reserve Act and are subject to that Act. This means, for example, that there are limitations on loans by the Bank to affiliates, on investments by the Bank in any affiliate's stock and on the Bank's taking any affiliate's stock as collateral for loans to any borrower. All affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions that are consistent with safe and sound banking practices. In this regard, the Bank generally may not purchase from any affiliate a low-quality asset (as that term is defined in the Federal Reserve Act). Also, transactions by the Bank with an affiliate must be on substantially the same terms as would be available for non-affiliates.

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

         The Company's ability to pay dividends on its Common Stock is subject to the rights of senior security holders and lenders, which will include the holders of preferred stock in the future if preferred stock is again issued. See
Item 1 - "Business--Preferred Stock." Dividend payments will also be dependent upon its separate liquidity needs. See Item 7 - "Management's Discussion and Analysis of Financial Condition." In that regard, Federal and state statutes, regulations and policies impose restrictions on the payment of management fees and cash dividends by the Bank to the Company. Information regarding the Company's cash dividend payment history can be found at Part II, Item 5 "Market for Registrant's Common Stock and Related Stockholder Matters."

Bank Regulation

         The Bank is subject to regulation, supervision and regular examination by the California Superintendent of Banks (the "Superintendent"). The deposits of the Bank are insured up to the maximum legal limits by the Bank Insurance Fund ("BIF"), which is managed by the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is therefore subject to applicable provisions of the Federal Deposit Insurance Act, and is also subject to regulation, supervision and regular examination by the FDIC. The regulations of these agencies affect most aspects of the Bank's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank's activities and various other requirements. While the Bank is not a member of the Federal Reserve System, it is nevertheless also subject to certain regulations of the Board of Governors dealing primarily with check clearing activities, establishment of banking reserves, Truth in Lending (Regulation Z), Equal Credit Opportunity (Regulation B) and Truth in Savings (Regulation DD).

Supervision and Examinations

         Federal law mandates frequent examinations of all banks, with the costs of examinations to be assessed against the bank being examined. In the case of the Bank, its primary Federal regulator is the FDIC. The Federal banking regulatory agencies have substantial enforcement powers over the depository institutions that they regulate. Civil and criminal penalties may be imposed on such institutions and persons associated with those institutions for violations of any law or regulation. The penalties can be up to $5,000 per day that a violation continues when the violation is unintentional, or up to $1 million per day that a violation continues when the violation is willful. The amount of the penalty also depends on whether the violation is part of a pattern or causes a loss to the financial institution.

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

         The power of the Board of Directors of a California chartered commercial bank to declare a cash dividend is subject to California law, which restricts the amount available for cash dividends to the lesser of the retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Superintendent, in an amount not exceeding the greatest of (1) the retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. On December 31, 1996, the Bank was legally able to pay dividends.

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

California Law

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

         In 1996, the primary regulator of national banks, the Comptroller of the Currency, adopted regulations giving national banks the authority to engage in, directly or through subsidiaries, a wider range of activities outside of banking, and revised its application procedures to make obtaining permission easier for well-managed and strongly capitalized national banks. This created a potential disadvantage for California state-chartered banks in that such banks cannot engage on an expedited basis in an expanded national bank activity if it is not authorized under state laws and, under FDICIA, cannot engage in an activity expanded under state law if it is not authorized for national banks.

         The California Superintendent of Banks has the authority to give state-chartered banks the powers and rights that national banks have, even if those powers and rights are inconsistent with state law, but this authority was amended in 1996, effective January 1, 1997, to provide that any regulation adopted by the Superintendent under this authority will expire at the end of the year after adoption, and cannot be reinstated. Therefore, state-chartered banks are still subject to a competitive disadvantage as compared to national banks, but the extent depends on whether the Superintendent adopts regulations to give to state-chartered banks the powers and rights that national banks have and whether those rights are granted by California legislation before regulatory authority expires.

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

         The capital totals of the Bank as of December 31, 1996 and 1995 exceeded the amounts of capital required under the regulatory guidelines at those times. The following table shows the capital of the Bank, as a percentage of assets, and the capital that it is required to maintain under the capital regulations, as of December 31, 1996 and 1995:

RISK BASED CAPITAL COMPUTATION

(Note: Some totals may not foot or agree to financial statements or Management's Discussion by immaterial amounts due to averaging calculations and rounding)


                                                   Risk                 Weighted               Weighted
                                                 Weighting                Assets                 Assets
                                                Adjustment              12/31/96               12/31/95
Beginning Unadjusted Assets                                             $103,187                $93,815
Less:

Fed. Reserve Balances                              100%                    (777)                  (310)
Currency and Coin                                  100%                  (4,907)                (3,000)
US Treasury Securities                             100%                  (6,006)                (6,291)
Time Deposits with Other Banks                      80%                     (80)                   (82)
Agency and Municipals                               80%                  (6,930)                (5,562)
Federal Funds Sold                                  80%                  (5,480)                (7,840)
Balances at U.S. Banks                              80%                  (4,051)                (3,973)
Loans Secured by Deposits                           80%                    (590)                  (344)
1-4 Family 1st Deeds                                50%                  (2,358)                (3,885)

Plus Off Balance Sheet Items:
Letters of Credit                                   20%                       65                     20
Home Equity Lines                                   50%                    1,535                  1,158
Original Commitments Over 1 Year                    50%                      274                    207
                                                                             ---                    ---
Total Risk Weighted Assets                                               $73,882                $63,913
                                                                         =======                 ======


Tier 1 Capital
Common Stock                                                              $3,620                 $3,620
Retained Earnings                                                          5,666                  4,425
Unrealized Loss on Securities Held For Sale                                  (5)                     10
                                                                                                     --
Total Tier 1 Capital                                                      $9,281                 $8,055
                                                                          ======                  =====
Tier 1 Capital/Risk Weighted Assets                                       12.56%                 12.60%
                                                                          ======                 ======


Tier 2 Capital
Tier 1 Capital                                                           $9,281                 $8,055
Loan Allowances up to 1.25% of Risk
Weighted Assets                                                             924                    799
                                                                            ---                    ---
Total Tier 2 Capital                                                    $10,205                 $8,854
                                                                        =======                  =====

Tier 2 Capital/Risk Weighted Assets                                      13.81%                 13.85%
                                                                         ======                 ======

Leverage capital ratio                                                    8.99%                   8.59%
Required leverage capital ratio1                                          4.00%                   4.00%

Total risk-based capital ratio                                           13.81%                  13.85%
Required total risk-based capital ratio                                   8.00%                   8.00%

Tier 1 risk-based capital ratio                                          12.56%                  12.60%
Required tier 1 risk-based capital ratio                                  4.00%                   4.00%

-------------------

1   Depending upon the FDIC's determination with respect to the Bank.

         The risk-based guidelines and the leverage ratio do not have a significant effect on the Company and the Bank at this time because the Bank meets its required ratios. The effect the requirements may have in the future is uncertain, but management does not believe they will have an adverse effect on the Company or the Bank. The risk-based capital guidelines may affect the allocation of the Bank's assets between various types of loans and investments. If the Bank continues to grow it may be required to raise additional capital.

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

         The business of the Bank is also affected by the Board's regulations, which require the Bank to maintain cash reserve balances on transaction accounts and non-personal time deposits at the

Federal Reserve Bank. The average reserve requirement for the Bank for the year ended December 31, 1996 was approximately $578,000.

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

Environmental Regulation

         Federal, state and local regulations regarding the discharge of materials into the environment may have an impact on the Company and the Bank. Under Federal law, liability for environmental damage and the cost of cleanup may be imposed upon any person or entity who is an owner or operator of contaminated property. State law provisions, which were modeled after Federal law, impose substantially similar requirements. Both Federal and state laws were amended in 1996 to provide generally that a lender who is not actively involved in operating the contaminated property will not be liable to clean up the property, even if the lender has a security interest in the property or becomes an owner of the property through foreclosure.

         The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Economic Growth Act"), discussed in more detail below, includes protection for lenders from liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The Economic Growth Act adds a new section to CERCLA to specify the actions a lender may take with respect to lending and foreclosure without incurring environmental clean-up liability or responsibility. Typical contractual provisions regarding environmental issues in the loan documentation and due diligence inspections will not lead to lender liability for clean-up, and a lender may foreclose on contaminated property, so long as it merely maintains the property and moves to divest it at the earliest possible time.

         Under California law, a lender generally will not be liable to the State Attorney General for the cost associated with cleaning up contaminated property unless the lender realized some benefit from the property, failed to divest the property promptly, caused or contributed to the release of the hazardous materials or made the loan primarily for investment purposes. This amendment to California law became effective with respect to judicial proceedings filed and orders issued after January 1, 1997.

         The extent of the protection provided by both the Federal and state lender protection statutes will depend on their interpretation by the administrative agencies and courts, and the Bank cannot predict whether it will be adequately protected for the types of loans it makes.

         In addition, the Company and the Bank are still subject to the risks that a borrower's financial position will be impaired by liability under the environmental laws and that property securing a loan made by the Bank may be environmentally impaired and not provide adequate security for the Bank. California law provides some protection against the second risk, by establishing certain additional, alternative remedies for a lender in the situation where the property securing a loan is later found to be environmentally impaired. Primarily, the law permits the lender in such a case to pursue remedies against the borrower other than foreclosure under the deed of trust. To address the risk that the borrower will be adversely affected by environmental liability, the Bank's Loan Policy calls for the Bank to study the history of the property and the uses of the property. When the Bank's review of the history of the property and the surrounding property indicates that there may be environmental issues, a Phase I environmental report is obtained for the property, and a Phase II report is obtained where its usefulness is indicated by the results of the Phase I environmental report.

Americans With Disabilities Act

         The Americans With Disabilities Act ("ADA") enacted by Congress, in conjunction with similar California legislation, is having an impact on banks and their cost of doing business. The legislation requires employers with 15 of more employees and all businesses operating "commercial facilities" or "public accommodations" to accommodate disabled employees and customers. The ADA has two major objectives (1) to prevent discrimination against disabled job applicants, job candidates and employees and (2) to provide disabled persons with ready access to commercial facilities and public accommodations. Commercial facilities, such as the Bank, must ensure all new facilities are accessible to disabled persons, and in some instances may be required to adapt existing facilities to make them accessible, such as ATM's and bank premises.

New and Pending Legislation

Economic Growth and Regulatory Paperwork Reduction Act of 1996

         The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Economic Growth Act"), enacted on September 30, 1996, addresses the problems that arose from the disparity between the deposit insurance premiums payable by banks and savings associations, and includes a wide variety of regulatory relief measures for banks.

         The crisis in the savings and loan industry during the late 1980's resulted in the dissolution of the Federal Savings and Loan Insurance Corporation and the insurance of thrift deposits through a separate fund of the FDIC called the Saving Association Insurance Fund ("SAIF") and the issuance of bonds by the Financing Corporation ("FICO") to cover some of the losses incurred by the failed savings association. As the banking industry in general has become more healthy since 1990, deposit insurance premiums for well-managed and strongly-capitalized BIF insured institutions have decreased to very low levels. However, because of the cost of carrying the FICO bonds and because the SAIF still needed to build reserves, deposit insurance premiums for SAIF insured institutions have not decreased. This created a large disparity between the cost of deposit insurance for healthy banks and similarly situated thrifts over the last several years. Many healthy thrifts have sought ways either to convert to BIF insurance or to obtain BIF insurance for some portions of their deposits, in order to remain competitive with banks. The migration of deposits increased the pressure on the remaining thrifts to build up reserves at the SAIF and pay the cost of servicing the FICO bonds.

         Subtitle G of the  Economic  Growth Act  required  all  remaining  SAIF institutions (subject to certain exceptions) to pay a one-time deposit assessment of $.657 per $100 of insured deposits in 1996, in order to recapitalize the SAIF fund. The banking agencies are now required by law to take actions to prevent the migration of deposits from the SAIF to the BIF funds, until the year 2000. In addition, the cost of carrying the FICO bonds will now be allocated between BIF insurance institutions and SAIF insured institutions, with BIF insured institutions paying 1/5 the amount paid by SAIF insured institutions. The FDIC recently estimated that BIF institutions will pay an assessment of approximately $.0128 annually per $100 of insured deposits and SAIF institutions will pay approximately $.0644 annually per $100 of insured deposits. Starting in the year 2000, BIF and

SAIF institutions will share the FICO bond costs equally, with an estimated assessment of $.0243 annually per $100 of insured deposits.

         This legislation will increase the Bank's premiums, as it will now be required to share in the cost of carrying the FICO bonds. The increase will be slight until the year 2000, at which time it will increase further.

         The Economic Growth Act also included many regulatory relief provisions applicable to the Company and the Bank. The lending restrictions on directors and officers have been relaxed to permit loans having favorable terms under employee benefit plans. The Federal Reserve Board and the Department of Housing and Urban Development ("HUD") are required to simplify and improve their regulations with respect to disclosures relating to certain mortgage loans, and certain new exemptions from the disclosure requirements were added.

         The Economic Growth Act also provides protection for lenders who self-test for compliance with the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act ("FHA"). The ECOA and the FHA now provide that the results or reports generated or obtained by a bank from a self-test may not be obtained by an agency, department or applicant to be used with respect to any proceeding or civil action alleging a violation of the ECOA or the FHA, unless the bank releases the results of the test or otherwise waives the privilege. This change in the law protects the Bank against liability based on the results of internal tests done to enhance compliance with the law and encourages the Bank to use self-testing to evaluate its compliance with the ECOA and the FHA.

         Section 2208 of the Economic Growth Act permits certain well-capitalized bank holding companies to engage (de novo or by acquisition) in activities previously approved by regulation without submitting an application. The Federal Reserve adopted interim regulations on November 1, 1996 to implement
Section 2208. Under the new procedures, a bank holding company that qualifies may engage in new permitted new activities after providing advance notice to the Federal Reserve at least 12 business days in advance of engaging in the activity. In order to qualify, a bank holding company must be well-capitalized and have received a sufficiently high composite rating and management rating at its last examination.

         Since the Federal Reserve did not have a regulatory definition of "well-capitalized," as applicable to a bank holding company, the interim rule defines well-capitalized for purposes of the new procedures. In general, in order for a bank holding company to be considered well capitalized, it must (1) have a total risk-based capital ratio of 10% or more, (2) have a Tier 1 risk-based capital ratio of 6% or more, (3) have either i) a Tier 1 leverage ratio of 4% or more or ii) a composite rating of 1 or uses a market risk adjustment to its risk-based capital ratio, and has a Tier 1 leverage ratio of 3% or more, and (4) not be subject to any written agreement, order or capital directive, issued by the Federal Reserve. This change in the law provides an advantage to a well-capitalized bank holding company, since such a bank holding company can engage in new activities more freely and quickly. The Company is considered well capitalized under the above definition.

State Regulatory Relief and Regulatory Agency Consolidation

         Effective July 1, 1997, the California State Banking Department and the Department of Savings and Loan will be consolidated, and the new agency will be the Department of Financial Institutions (the "Department"). The Department will also have jurisdiction over credit unions and industrial loan companies, also known as thrift and loan companies. The legislation combining the agencies was sponsored by the State Banking Department, with the expectation that the effect of the legislation would be to reduce the cost of regulating the financial services industry, to promote reform of the regulatory climate for financial institutions and to encourage innovation. The various types of financial institutions will continue to have separate charters and regulation, and the Bank, therefore, does not expect the consolidation to have a significant initial effect on the Bank. Over time, however, the Department may create more uniformity between the regulations governing banks and other types of financial institutions. This could create more competition between commercial banks and the other types of financial institutions. Also, the consolidation of the regulatory agencies may change the amount of the assessment the Bank pays each year to support the Department.

         In addition to regulatory consolidation, the California legislature enacted regulatory relief applicable to state chartered banks. Specifically, applications are no longer required in order for a bank to establish a new ATM, a state-chartered bank no longer needs the prior approval of the Department to amend its bylaws, and only a notice is now required (instead of an application) to close a branch. These changes will reduce the Bank's cost of establishing new ATMs, and may reduce its other costs of doing business, in the event it determines to make any of the other changes affected by the new legislation.

New OCC Corporate Activities and Transaction Regulations

         On November 26, 1996, the OCC completely revised its rules to simplify and streamline corporate applications and notices by national banks, including such diverse issues as branch applications, fiduciary powers applications, change in bank control, and changes in capital. The amendments became effective on December 31, 1996. The OCC also amended its rules during 1996 with respect to the types of activities in which a national bank can engage, to expand those activities and simply the application process for national banks that are well-capitalized and have strong management. See, Bank Regulation, California Law, above.

         Although the Bank is not currently intending to enter into any new type of business, either relating to banking or that is not currently permitted for a bank, this regulation could affect the Bank if any of its national bank competitors to expand their operations in the future. The extent of this depends on the extent to which the OCC permits banks to engage in new lines of business, whether the State Banking Department or the new Department of Financial Institutions adopts parity regulations for state-chartered banks, and whether the Bank qualifies to expand its business at such time as it might decide to expand.

ATM Fee Legislation

         In April of 1996, two of the larger ATM networks lifted their prior restriction prohibiting ATM operators from directly surcharging the users of the ATMs, which triggered a series of legislative proposals and hearings with respect to whether the fees charged by the operators of ATM machines should be regulated. The lifting of the prior restriction on surcharges was controversial in part because customer may be required to pay two charges for a single transaction, one to the bank issuing the ATM card and another to the operator of the ATM being used. See, Proposed Legislation and Regulation, below.

         Currently, Federal law requires a bank at which a depositor has an account to disclose to its own customers the amount of fees it charges, and California law requires an ATM operator to disclose to users of the ATM machine who are using an ATM card issued by someone other than the ATM operator that a fee will be charged. California law was amended in 1996, effective July 1, 1997, to require the operators of ATMs in California to disclose to all users of its ATMs any surcharge or fee that the operator of the machine will charge, including charges for mini-statements and other services. The disclosure must be displayed on the machine itself or shown electronically, on the ATM screen. The Bank has taken action, both in signs and electronic display, to be in the opinion of management to be in early compliance with the pending legislation. The cost of such compliance is not material.

Interstate Banking and Branching

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

         Out-of-state banks may not establish branch offices in California by opening a new branch or acquiring one or more (but less than all) of the branches of a California bank. They may only acquire a whole bank that has been in existence for at least five years. As a result of the Interstate Banking Act, California banks may now be permitted to branch into other states that have also adopted early opt-in legislation. Although the Bank has not experienced a significant impact to date, there may be increased competition from large interstate banks.

         The Interstate Banking Act also authorizes California state-chartered banks to appoint unaffiliated banks in other states to act as an agent of the California state-chartered bank. The agent can accept deposits and evaluate loan applications on behalf of the principal bank. National banks may establish agency relationships only with affiliated banks. This expanded authority for state-chartered banks may place national banks in California at a disadvantage if many state-chartered bank use agency relationships with unaffiliated entities to increase their business.

New Community Reinvestment Act Regulations.

         The Federal  banking  agencies  amended  substantially  their Community
Reinvestment Act ("CRA") regulations in 1995, and issued guidelines and explanations of the new regulations in 1996. CRA requires banks to help meet the credit needs of their entire communities, including minorities and low and moderate income groups.

         Under the revised CRA regulations, the agencies determine a bank's rating under the CRA by evaluating its performance on lending, service and investment tests, with the lending test as the most important. The tests are to be applied in an "assessment context" that is developed by the agency for the particular institution. The assessment context takes into account demographic data about the community, the community's characteristics and needs, the institution's capacities and constraints, the institution's product offerings and business strategy, the institution's prior performance, and data on similarly situated lenders. Since the assessment context is developed by the regulatory agencies, a particular bank will not know until it is examined whether its CRA programs and efforts have been sufficient.

         Larger institutions are required under the revised regulations to compile and report certain data on their lending activities in order to measure performance. Some of this data is already required under other laws, such as the Equal Credit Opportunity Act.

         Small institutions (with less than $250 million in assets) are now being examined on a "streamlined assessment method." The streamlined method focuses on the institution's loan to deposit ratio, degree of local lending, record of lending to borrowers and neighborhoods of differing income levels, and record of responding to complaints. The Federal regulators who are implementing the new regulations have reported that the time spent at the banks during CRA examination is reduced under the new regulations, and the banks spend less time on paperwork evidencing compliance.

         On March 8, 1996, the Federal banking agencies issued joint examination procedures applicable to compliance examination under the new CRA regulations. On October 21, 1996, the Consumer Compliance Task Force of the Federal Financial Institutions Examination Council issued additional guidelines about for CRA compliance. Starting on July 1, 1997, the new procedures and guidelines will apply to larger institutions.

         Large and small institutions have the option of being evaluated for CRA purposes in relation to their own pre-approved strategic plan. Such a strategic plan must be submitted to the institution's regulator three months before its effective date and be published for public comment.

         The Bank is currently considered a small institution under the CRA regulations and it will be a small institution until it has assets of greater than $250 million at the ends of two years in a row. The initial impact of this amendment on the business of the Bank will be less than the impact when the Bank no longer qualifies as a small institution. At that time, the new regulations will increase the amount of reports the Bank is required to prepare and submit, and it could cause the Bank to change its asset mix, in order to meet the performance standards. At this time, the new regulations have increased the uncertainty of the Bank's business, both as the rating and examination procedures changes and as the Bank grows and may no longer qualify as a small institution.

Safety and Soundness Guidelines.

         The Federal banking agencies issued final safety and soundness guidelines in 1995, as required by FDICIA. The guidelines contain operational and managerial standards and prohibit certain compensation practices. In 1996, the agencies adopted guidelines for asset quality and earnings. The effect of the guidelines is to require general standards of safe and sound business and banking practices with respect to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, compensation, asset quality and earnings. The banking agencies have indicated that the standards are the same as the agencies previously applied in their examinations of institutions, so the adoption should not affect individual institutions that comply with the regulations. If an agency determines that an institution is not in compliance with the guidelines, the institution must submit a plan to come into compliance to the regulator within 30 days of notification.

         The effect of these guidelines on the Bank depends on how they are implemented by the Bank's primary regulator, the FDIC. The Bank expects that the guidelines may increase the Bank's cost of doing business, since it now must document its compliance with all the requirements in the guidelines. The new guidelines, in the areas of monitoring asset quality and the quality and quantity of earnings, require the Bank to document that certain reports have been made, and that it is monitoring the required items at the required times.

Proposed Legislation and Regulation.

         Certain legislative and regulatory proposals that could affect the Company, the Bank and the banking business in general are pending or may be introduced, before the United States Congress, the California State Legislature, and Federal and state government agencies. Bills have been introduced in the Congress and the California legislature to regulate the amount of ATM fees that operators of ATMs may charge, and to further regulate the disclosure of such fees. A recently introduced bill in the California Assembly will, of adopted as proposed, prohibit the operator of an

ATM completely from charging fees for the use of the ATM. If this legislation is adopted as proposed by the California Legislature and signed by the Governor, the Bank's income from its ATM network would be severely reduced to the amount the Bank receives from interchange fees. The department could not cover its expenses at that level of revenue.

         Other proposals to permit banks to engage in related financial services, and to permit other financial services companies to offer banking-related services are pending and, if adopted, would increase competition to the Bank. For example, the Economic Growth Act anticipates that the types of financial institution charters may be consolidated before the year 2000, especially that the charters of national banks and federal savings associations may be combined. This would also increase competition for the Bank, if federal savings associations' charters are modified to include the powers of national banks.

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

Item 2.  Properties

         The Company's and the Bank's principal offices are located in a modern, six-story building at 900 Veterans Boulevard, Redwood City, which provides approximately 8,300 square feet of ground floor interior space. In June of 1995 the Bank executed a lease for 7.5 years (90 months) with a seven year option to renew. The new lease was made at essentially the same terms as the previous lease. The current monthly cost for this space (which includes an allocation of certain operating expenses) is approximately $20,700 per month or approximately $2.49 per square foot. The rental amounts are subject to further adjustments annually based on the Consumer Price Index and the allocation of property taxes and operating expenses. This building was acquired in September of 1992 by Nine-C Corporation, which is owned by Mr. James Burney, a major shareholder of the Company and a Director Emeritus of the Company and the Bank.

         In addition to the 8,300 square feet the Company leases for its primary operations, an additional 2,100 square feet was leased in the same building in 1993 for the Bank's Mortgage and Construction Lending Department. With the closing of the Mortgage department in February of 1997, the Bank expects to utilize the portion of the space vacated for other purposes. The current cost for this additional space (which includes an allocation of certain operating expenses) is approximately $3,900 per month or $1.86 per square foot. The lease expired in December 1995 and was renewed for a three year period with a three year option to renew. This lease is also subject to adjustment annually based on the Consumer Price Index and the allocation of property taxes and operating expenses.

         The Company leases additional premises for its data processing, accounting and centralized operations departments in Redwood City. These premises are located in a building owned by Mr. Alan Miller, a major shareholder and Director Emeritus of the Company and the Bank. The lease covers total space of approximately 5,200 square feet. On May of 1991, the Company executed a three year lease with Mr. Alan Miller. This lease has been extended to March 31, 1999 with an additional three year option to renew. The current monthly cost under the lease (which includes an allocation and adjustments for certain operating expenses) is approximately $4,750 per month, or $.91 per square foot. The monthly rent payment is subject to annual adjustment based on the cost of living index as published by the U.S. Department of Labor, Bureau of Labor Statistics. In addition to monthly rent payments, the Company is also responsible for its pro rata share of the building's operating expenses (i.e., taxes, utilities, insurance, landscaping, security).

         The Company's leases were reviewed by management and the Board of Directors and found to be equitable and competitive with other leases within the immediate market area.

         The Company owns leasehold improvements and furniture, fixtures and equipment located at the above locations, all of which are used in the banking business.

Item 3.  Legal Proceedings.

         As of December 31, 1996, neither the Company nor the Bank was a party to, nor is any of their property the subject of any material pending legal proceedings, nor are any such proceedings known to be contemplated by governmental authorities. At the same date, the Bank was involved as a party in employment litigation with two former employees of the Bank as described below. This litigation is considered by the Bank to be ordinary routine litigation incidental to the Bank's business and is not considered to be financially material.

         In December 1996, a former employee, Harry Clancy, filed two lawsuits, one in the San Mateo Superior Court and another in Federal District Court for the Northern District of California. The Superior Court action has been removed to the Federal district Court for the Northern District of California and coordinated with the other action pending there. The suits seek damages claiming that Mr. Clancy was wrongfully terminated and that he was wrongfully excluded from the Bank's 401(k) program.

         In March 1996, a former employee, Sandra Smith, filed a lawsuit in Federal District Court for the Northern District of California. The suit seeks damages for back pay, claiming alleged violations of the Americans With Disabilities Act.

         In response to the foregoing lawsuits, the Bank denies the claims in their entirety and intends to vigorously defend them. The Bank's counsel believes that an award of damages is unlikely and any unexpected award would not have a material impact on the financial condition of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted, through the solicitation of proxies or otherwise, to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

                                                        PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

         The Company's Common Stock is not listed on any exchange nor is it listed on the NASDAQ system. U.S. Stock Transfer Corporation acts as transfer agent and registrar for trades. Hoeffer & Arnett, Inc., Sutro & Company, and Van Kasper and Company handle transactions in the Company's stock. At March 15, 1997 the Company had approximately 380 shareholders of common stock.

         The following table indicates the range of high and low bid prices, not including broker's commissions, for the periods shown, based upon information provided by Hoeffer & Arnett, Inc., Van Kasper and Company, and Sutro & Company. The table does not include transactions made privately by individuals. The prices listed below are inter-dealer prices, and do not necessarily represent
actual   transactions   and  do  not  include  retail  mark-up,   mark-downs  or
commissions.


                                        Bid Prices of the Company's Common Stock
                                                                                                  Approximate
Quarter Ended                                    High           Low                               Trading Volume
-------------                                    ----           ---                               --------------
March 31, 1995                                  $7.50           $6.75                             80,400
June 30, 1995                                    7.75            7.25                             33,200
September 30, 1995                              11.50            9.75                              9,300
December 31, 1995                               12.37           10.88                             11,200

March 31, 1996                                 $11.88          $12.75                             20,300
June 30, 1996                                   12.75           14.13                             42,700
September 30, 1996                              13.25           14.50                             14,300
December 31, 1996                               14.50           15.75                             17,800

         The following table sets forth the Company's cash dividend history from 1991 to the date this report is filed.


                                      Cash Dividends on the Company's Common Stock
                                     Date Declared                    Date Paid                     Amount/Share


                                     November 19, 1991                December 11, 1991                $.05
                                        March 17, 1992                    April 8, 1992                $.05
                                         June 16, 1992                     July 8, 1992                $.05
                                    September 15, 1992                  October 7, 1992                $.05
                                     December 15, 1992                December 23, 1992                $.05
                                        March 16, 1993                    April 9, 1993                $.05
                                         June 15, 1993                     July 9, 1993                $.05
                                    September 21, 1993                 October 15, 1993                $.05
                                     November 16, 1993                December 17, 1993                $.05
                                        March 15, 1994                    April 8, 1994                $.05
                                         June 21, 1994                    July 15, 1994                $.06
                                    September 20, 1994                 October 14, 1994                $.06
                                     November 15, 1994                December 16, 1994                $.06
                                        March 21, 1995                    April 7, 1995                $.07
                                         June 20, 1995                     July 7, 1995                $.07
                                     September 9, 1995                 October 13, 1995                $.07
                                     December 18, 1995                  January 5, 1996                $.08
                                        March 19, 1996                    April 5, 1996                $.08
                                         June 18, 1996                     July 5, 1996                $.08
                                    September 17, 1996                  October 4, 1996                $.08
                                     December 16, 1996                  January 3, 1997                $.09
                                       March  25, 1997                   April 8, 1997*                $.09
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

Item 6.     Selected Financial Data.

           The selected consolidated financial information for the Company and its subsidiaries presented below for the five years ended December 31, 1996 should be read in conjunction with the Company's consolidated financial statements and the notes thereto which are included in the Annual Report on this Form 10-K. All are amounts are in thousands except per share data.


                                         1996            1995            1994            1993            1992
                                         ----            ----            ----            ----            ----
Interest Income                        $8,401          $7,507          $6,363          $5,983          $6,310
Interest Expense                        2,539           2,223           1,590           1,434           2,015
                                        -----           -----           -----           -----           -----
Net Interest Income                     5,862           5,284           4,773           4,549           4,295

Provision for Loan Losses                 435             210             300             420             450
Other Income                            2,821           2,532           1,833             692             312
Other Expenses                          5,876           5,555           4,722           3,376           2,984
Provision for Income Taxes                957             839             637             586             472
                                          ---             ---             ---             ---             ---
Net Income                             $1,415          $1,211            $947            $860            $701
                                       ======           =====             ===             ===             ===

Primary Net Income per share            $1.50           $1.37           $1.09           $1.02            $.91
Fully Diluted Net Income per share      $1.50           $1.31           $1.09           $1.02            $.91
Dividends per Common Share               $.33            $.29            $.23            $.20            $.20



Net Loans                           $  67,735         $59,981         $52,344         $55,389         $52,431
Total Assets                         $103,187         $93,815         $79,537         $78,719         $73,652
Total Deposits                      $  92,968         $83,979         $72,014         $71,982         $67,728
Shareholders' Equity                $   9,281        $  8,078        $  6,971        $  6,204        $  5,410


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included as part of Item 8 herein, and selected statistical data included in Item 1, herein. Since the Company is a holding company whose only asset (with the exception of average cash and prepaid assets, which averaged less than $100,000 in 1996) is its investment in the Bank, the following relates almost entirely to the financial condition and results of operations of the Bank.

         Because the Company's primary operations are concentrated in a relatively small geographic market place (San Mateo County), there are certain inherent risks that the Company's financial operations may be adversely affected if the local economy were to sustain a severe or prolonged economic decline. Housing prices in the San Francisco Bay Area escalated rapidly in the late
1980's, creating demand for more affordable new home construction. The housing market slump beginning in 1990 resulted in decreased demand and decreasing property values that continued through 1994. Property values began to stabilize in 1995 and appreciated in 1996.

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

         More recently the Bank has had increasing difficulty in securing qualified candidates for employment positions at the Bank. The Bank is located less than ten miles from the corporate headquarters of a number of large growing companies such as Oracle Corporation, Sun Microsystems, Electronic Arts, Visa International, DHL Airfreight, Oral B (dental products), Raychem Corporation, and Silicon Graphics. This has made it increasingly difficult to attract new employees. Bank management expects that continued growth in these companies will result in continues demand for local housing and by increasing the value of much of the collateral that secures the Bank's real estate loans.

Liquidity

         Liquidity is the ability of the Company and the Bank to meet their present and future obligations. The Company's liquidity requirements on a parent company-only basis are centered primarily around debt obligations that it may incur and costs associated with managing corporate affairs.

         The Company's (parent only) principal sources of liquidity consist of dividends from the Bank, borrowings and infusion of additional capital. During 1996, the Bank paid $225,000 in dividends to the parent as compared to $275,000 paid in 1995. Stock options exercised in 1996 generated $80,000 as compared to $51,000 generated in 1995. Management believes liquidity will be adequate to meet the Company's obligations in 1997, which include approximately $60,000 in operational expenses. The Company had no borrowings at December 31, 1996, and does not anticipate needing debt in 1997. Any excess liquidity of the Company may be used continue to pay cash dividends to shareholders and/or to reduce the Company's reliance on dividends from the Bank.

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

         There was an increase in Bank liquidity in comparing year-end balances in 1996 with 1995. As of December 31, 1996, cash and due from banks, investment securities, time deposits with other banks and federal funds sold amounted to $32.6, million, which represents a $1.2 million or 3.8% increase over the $31.4 million at year end 1995. The Bank's year-end deposits increased $8.9 million or 10.7% and ended 1996 at $93.0 million. Liquid assets as a percentage of total year-end deposits decreased from 37.4% at year-end 1995 to 35.1% at the end of 1996. During 1996, liquid assets averaged $31.2 million or 35.5% as compared to 1995 when average liquid assets totalled $30.0 million or 39.0% of average deposits.

         Average deposits were $88.1 million in 1996, which constitutes a $11.4 million (14.8%) increase over average deposits in 1995. During 1996 total net loans (including loans held for sale) averaged $64.2 million, a $11.6 million or 22.0% increase from average net loans in 1995. In comparing the change in cash flows during 1996 with 1995, the Company increased cash and cash equivalents by $215,000 to $17.9 million.

         As of March 15, 1997, the Company has in place $9,000,000 in unsecured liquidity lines of credit through its correspondent banks and maintains additional secured liquidity lines through the Federal Reserve Bank. The Company may borrow up to 25% of its assets from The Federal Home Loan Bank (FHLB) subject to collateral and additional FHLB stock purchase requirements. See Item 1," Business", at "(c) Bay Area Bank -- Company Subsidiary, Correspondent Banks."

Capital Resources

         The Company is subject to Federal Reserve Board ("FRB") guidelines and the Bank is subject to Federal Deposit Insurance Corporation ("FDIC") regulations governing capital adequacy. The Company and the Bank exceed the minimum capital levels as required by the FRB and FDIC as of December 31, 1996. See "Item 1 Business at " (e) Supervision and Regulation, Capital Guidelines".

         The Bank is required to be in compliance with the "Risk Based Capital" regulations as required by the FDIC. As of December 31, 1996 the Bank had Tier 1 risk based capital of 12.56% and Tier II risk based capital of 13.81%, both of which exceed the risk based capital requirements of the FDIC.

         Total Bank capital plus allowances for possible loan losses at year end 1996 of $10.8 million represents an increase of $1.2 million, or 12.6% growth over the 1995 year end balance of $9.6 million.

Results of Operations

         The Company posted after-tax earnings of $1,415,000 in 1996, a 16.9% increase over 1995 in which net income was $1,211,000 and a 49.4% increase over 1994 in which net income was $947,000. Pretax earnings were $2,372,000 in 1996, a 15.7% increase over 1995 and a 49.7% increase over 1994. Improvement in 1996 over 1995 was primarily a result of a $578,000 increase in net interest income and a $289,000 increase in noninterest income, offset in part by a $225,000 increase in loan loss provisions and a $320,000 increase in noninterest expense.

         Primary earnings per share were $1.50 in 1996 as compared to $1.37 in 1995 and $1.09 in 1994. The increase in earnings per share of 9.5% in 1996 compared with 25.7% in 1995 was a result of the 16.9% increase in earnings being offset in part by a 7.6% increase in the number of shares of common stock and equivalents used to compute primary earnings per share. Fully diluted earnings per share were $1.50 in 1996 as compared to $1.31 in 1995 and $1.09 in 1994.

The increase in earnings per share of 14.5% in 1996 compared with 20.2% in 1995 was a result of the 16.9% increase in earnings being offset in part by a 3.0% increase in number of shares of common stock and equivalents used to compute fully diluted earnings per share.

         Consolidated net income was comprised of Bank-only profits of $1,471,000 in 1996 as compared to $1,270,000 in 1995 and $1,033,000 in 1994. The parent Company (without consideration of inter-company dividends) recorded a loss of $56,000 in 1996 as compared to losses of $59,000 in 1995 and $86,000 in 1994. The Company's (parent only) loss in 1996 was primarily comprised of legal costs, director fees, fees paid to the Bank for administrative services, annual report costs and other miscellaneous costs.

         The Company recorded consolidated net interest income of $5.9 million in 1996, $5.3 million in 1995, and $4.8 million in 1994. The Company's net interest margin (net interest income divided by average earning assets) was 6.9% in 1996, 7.2% in 1995, and 7.0% in 1994. During 1996, the yield the Company earned on its earning assets declined .4% and the cost of funding sources (primarily deposits) for these assets declined .1% resulting in the reduction in net interest margin from 7.2% to 6.9%. The average yield on the Company's earning assets was 9.9% in 1996 as compared to 10.3% in 1995 and 9.3% in 1994. Interest paid on deposits and other liabilities was 3.9% in 1996, 4.0% in 1995 and 3.0% in 1994. The $578,000 increase in net interest income in 1996 was a result of an increase in interest income of $894,000 offset in part by an increase in interest expense of $316,000. The $511,000 increase in net interest income in 1995 over 1994 interest income was a result of an increase in interest income of $1,144,000, partially offset by an increase in interest expense of $633,000. (See "Item 1 - Business, (d) Selected Statistics/Information-Distribution of Average Assets; Interest Rates and Differentials, and Rate and Volume Variances.")

          Loan loss provisions were $435,000 in 1996, as compared to $210,000 in 1995 and $300,000 in 1994. The increased provision resulted primarily from a larger net loan charge-off in 1996. Loan charge-offs in 1996 were $510,000, $233,000 in 1995 and $3,000 in 1994. Total 1996 charge-offs represent a 119% increase as compared to 1995. Charge-offs of certain lease contracts discussed below comprised 62% of 1996 charge-offs. Loan loss recoveries were $52,000 in 1996, $34,000 in 1995, and $202,000 in 1994 resulting in net loan charge-offs (charge-offs less recoveries) of $458,000 in 1996 and $199,000 in 1995. In 1994 net loan recoveries (recoveries less charge-offs) were $199,000. Net loan charge-offs as a percentage of average loans were .69% in 1996 and .36% in 1995, the Company had a net loan recovery of .38% in 1994.

         The Company's allowance for possible loan losses ratios and asset performance ratios were less favorable at December 31, 1996 than December 31, 1995. (See Item 1d "Business, Selected Statistical Information, Summary of Loan Loss Experience"). Of the Company's gross loans, $1,431,000 or 2.07% were not performing at December 31, 1996, .76% or $470,000 were not performing at year end 1995, and .37% or $200,000 were not performing at year end 1994.

         Of the $1.431 million in loans on nonaccrual status at December 31, 1996, $800,000 or 56% were secured by real estate collateral and $548,000 or 38% were secured by lease contracts.

         The $800,000 in nonaccrual loans secured by real estate consist of 3 loans, all of which are secured by residential property. One loan, in the amount of $499,000 is secured by two residences on the same lot. The Bank foreclosed on this loan in March of 1997, and is in the process of marketing the property. The other two loans, one for $155,000 and one for $146,000 are each secured by single family residences. Both of these borrowers are in bankruptcy proceedings, and in each case the bankruptcy court has ordered the borrower to make post petition payments on the loans. In the event either borrower fails to make such payments, the Bank is prepared to seek bankruptcy court approval to foreclose on the property. The loan for $155,000 was returned to accrual status in March 1997 based on the borrower's performance and on the Bank's review of the property. Management of the Bank believes that the Bank will not incur material losses with respect to these loans, either individually or as a group.

         The loans secured by lease contracts, which were originally sold by the now bankrupt Bennett Funding and Bennett Leasing, had an original principal balance of $872,000 before a charge-off of $318,000 in 1996. Approximately 75%
of the leases which secure the Bank's loans were current and approximately 15% were over 90 days delinquent at September 30, 1996, according to recent data provided by the bankruptcy trustee. The Bank's legal counsel is evaluating a settlement offer from the bankruptcy trustee which would result in a recovery of the current $548,000 book value of the loans plus approximately $90,000 of the amount previously charged-off, with approximately 84% of the cash flow to the Bank to occur in the first twelve months.

         The Company's ratio of nonperforming assets to total assets was 1.39% at year end 1996, .50% at year end 1995 and .25% at year end 1994. The Company's allowance for possible loan losses as a percentage of nonperforming loans was
 .96% at year end 1996, as compared to 323% at December 31, 1995 and 753% at December 31, 1994. Nonperforming assets are discussed at "Item 1-Business at "(d) Selected Statistical Information, Nonaccrual, Past Due and Restructured Loans."

          Management evaluates the size, quality, composition and growth of the portfolio as well the historical experience of losses in various loan categories when determining the amount of the allowance for possible loan losses. Potential adverse economic conditions and threats to the local real estate market are considered as well as their effect on a borrower's ability to repay the debt. The Board continues to employ a former regulator as an outside loan consultant to review specific loans as well as the adequacy of the entire loan loss allowance. Management has established a 1996 year end allowance for possible loan losses of $1,493 or 2.16% of year end gross loans.

         The Company's concentration of real estate secured loans was approximately 64% at year end 1996, 64% at year end 1995 and 62% in 1994. The Company's concentration in real estate in the San Mateo region represents an inherent and continued risk to operations. There is no guarantee that a severe decline in local real estate values would not materially affect the Company's earnings and capital position. There was no real estate owned at December 31, 1996 or December 31, 1995.

         Noninterest income increased $289,000 or 11.4% to $2.82 million in 1996 as EFT revenues increased $344,000 from $1,494,000 in 1995 to $1,839,000 in 1996. The increases in both noninterest income and noninterest expense over the past three years can be directly attributed to the Bank's Mortgage and
Electronic Funds Transfer (EFT) Departments, which both began operations in 1993. The Mortgage Department was closed in February of 1997. The EFT Department contributed $226,000 to consolidated pretax income (after allocation of certain inter-company cost allocations) as compared to $139,000 in 1995. There can be no assurance of the continued profitability of the EFT Department. Income from the EFT Department may be reduced or may not increase as expected if state or federal laws are changed to limit the ability of the Bank to place more ATMs in service, or to limit the charges the Bank may collect from the use of those ATMs. Proposed legislation in the California State Assembly may have a material impact on the future operations of the EFT Department. See, Item 1.f "Supervision and Regulation, New and pending Legislation, ATM Fee Legislation" and "Proposed Legislation and Regulations." For a further discussion of the Mortgage and EFT Department's operating results, see Item 1.c "Business, Bay Area Bank- Company Subsidiary, Mortgage Banking Services and Electronic Funds Services."

          Noninterest expense increased $320,000 or 5.8% in 1996 as compared to an increase of $834,000 or 17.6% in 1995 and $1.35 million or 39.9% in 1994. The primary components of the increase in noninterest expense in 1996 were salaries and benefits and ATM network expenses. Salaries and benefits were up $142,000 or 5.5% and ATM network expenses increased $124,000 or 24.6%.

         The Company's tax expense increased from $637,000 in 1994 to $839,000 in 1995 and to $957,000 in 1996. The 1996 tax amount represents a $118,000 or 14.1% increase over the prior year. This is a result of a 15.7% increase in pretax income during 1996 which resulted in an effective tax rate of 40.3% for 1996 (as compared to 40.9% for 1995 and 40.2% in 1994).

Impact of Inflation

         The low proportion of the Company's fixed assets to total assets (less than 1% at year end 1996) reduces the potential for inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values. The effect of higher interest rates in the bond and credit markets would be to increase the net interest margin in the short term as a result of the Company's loan portfolio's sensitivity to interest rates. Offsetting this increase would be a loss in the Company's bond portfolio and an increase in the Company's cost of funds.

Item 8.           Financial Statements and Supplementary Data.

         Audited consolidated balance sheets as of the last two fiscal years and audited consolidated statements of operations, changes in shareholders' equity and cash flows for each of the last three fiscal years, appear commencing on page 56 of this Annual Report on Form 10-K and are incorporated by reference. Supplementary data are not required.

Item 9. Changes In and Disagreements With Accountants on Accounting and
                  Financial Disclosure.

         This information is provided in the Company's Current Report on Form 8-K filed with the SEC on September 19, 1996.

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


                                                                                               Director of
                                                  Position                     Position         the Company
Name                               Age          with Company                   with Bank           Since

Frank M. Bartaldo Jr.              48                N/A                       Director,            N/A
                                                                            Executive Vice
                                                                               President

Mario A. Biagi                     68             Director                    Chairman of          1981
                                                                               the Board

John O. Brooks                     56             Director                     Director,           1995
                                               Executive Vice                 President,
                                                 President,                 Chief Executive
                                               Chief Operating                  Officer
                                                   Officer

Gary S. Goss                       61             Director,                    Director,           1981
                                                  Secretary                    Secretary

Robert R. Haight                   68            Chairman of                   Director            1981
                                                 the Board,
                                                 President,
                                               Chief Executive
                                                   Officer

Stanley A. Kangas                  59             Director                     Director            1996

David J. Macdonald                 57             Director                     Director            1981

Thorwald A. Madsen                 80             Director                     Director            1981

Dennis Royer                       54             Director                     Director            1995


         None of the directors of the Company or the Bank were selected pursuant to any arrangement or understanding other than the directors and officers of the Company and the Bank acting in their capacities as such. There are no family relationships between any two or more of the directors or officers.

         Set forth below are brief summaries of the background and business experience, including the principal occupation, of the Company's and Bank's directors. Except for the Bank, no corporation or organization discussed below is an affiliate or a subsidiary of the Company.

FRANK M. BARTALDO, JR. Mr. Bartaldo has been with Bay Area Bank since 1986. He currently serves as Executive Vice President and Senior Banking Officer of the Bank. In February 1996, Mr. Bartaldo was elected to serve as a director of the company's sole subsidiary, Bay Area Bank. Before his employment at Bay Area Bank, Mr. Bartaldo was a partner in a mortgage banking business and prior to that he was employed for eight years at Wells Fargo Bank. Mr. Bartaldo received his BS in Business Administration from California State University at Chico in 1971. Mr. Bartaldo is President of the Redwood City-San Mateo County Chamber of Commerce.

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

GARY S. GOSS: A Certified Public Accountant since 1961, Mr. Goss is the principal in the accounting firm of Gary S. Goss, San Carlos, California. Currently a member of the Redwood City, San Carlos and Foster City Chambers of Commerce and the San Carlos Rotary. Mr. Goss has been president of the San Carlos Chamber and served on the Board of Directors of the Half Moon Bay Chamber of Commerce. He also served as president of the YMCA.

ROBERT R. HAIGHT: Mr. Haight is the owner and founder of Woodside Road Insurance Agency in Redwood City. He is also a licensed insurance broker and agent. Mr. Haight graduated from Redwood City's Sequoia High School, having lived in Redwood City since 1942. He is a past president and director of the Redwood City Chamber of Commerce, the Redwood City Independent Insurance Agents Association, and San Mateo County Independent Agents Association. Currently, Mr. Haight is Director of the Redwood City Independent Insurance Agents Association and a member of the Sequoia Club. Mr. Haight was elected Chairman of the Board, President and Chief Executive Officer of Bay Area Bancshares in 1991.

STANLEY A. KANGAS: Mr. Kangas recently retired as chairman of the Board of Brian Kangas Foulk (BKF), a civil engineering firm in Redwood City. Mr. Kangas was President of BKF from 1975 to 1995. He has over 35 years of experience in all aspects of civil engineering and land surveying. Mr. Kangas has provided engineering consulting services to Stanford University, its Medical Center and Research/Industrial Park and the Stanford Shopping Center. He served as Principal-In-Charge for many of BKF's large scale projects including the 1,200 acre Redwood Shores community in Redwood City. He also serves as District Engineer for the Belmont County Water District. Professional affiliations include the American Society of Civil Engineers, American Water Works
Association, Bay Counties Civil Engineers and Land Surveyors Association, Consulting Engineers and Land Surveyors of California, Peninsula Association of Contractors and Engineers, Peninsula Chapter of Civil Engineers and Land Surveyors, San Mateo County Economic Development

Association, Northern California Surveyors Joint Apprenticeship Committee and the Northern California Surveyors Trust. Mr. Kangas is currently involved in many local community programs and non-profit groups including the Redwood
City-San Mateo County Chamber of Commerce, Kainos, the Sequoia Hospital Foundation, San Carlos Youth Center Foundation and the Boys and Girls Club of the Peninsula. Mr. Kangas and BKF were recently honored with the Sequoia Award for civic service by a Redwood City business. Mr. Kangas was appointed to the Board of Directors of Bay Area Bank and Bay Area Bancshares on February 20, 1996.

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

DENNIS W. ROYER. Mr. Royer is a partner in his family-owned and operated business, Royer Realty in Redwood City, which his father began in 1954. Upon receiving his MBA from the University of Santa Clara in 1967, Mr. Royer began his career as a residential real estate broker. He is a former board member of the Redwood City/San Carlos Association of Realtors and the Peninsula Golf and Country Club. Mr. Royer was appointed to the Board of Directors of Bay Area Bank and Bay Area Bancshares on June 6, 1995.

Executive Officers of the Registrant

         The information required herein is incorporated by reference from Item 1(b), herein.

Item 11.          Executive Compensation.

         The following table sets forth the cash compensation paid to or allocated for the Chief Executive Officer of the Company and the Bank and those executive officers whose cash compensation exceeded $100,000 for services rendered in 1996, 1995, and 1994.


                                               Summary Compensation Table
                                                                                      Long Term
Name and                                        Regular                              Compensation         All Other
Principal Position          Year1               Salary1, 2         Bonus            Stock Options*      Compensation3,4
------------------          ----                ----------         -----            --------------      ------------
Robert R. Haight            1996                $18,950             N/A                    0                $ 5,888
CEO of Company              1995                $17,750             N/A                    0                $ 6,000
                            1994                $15,600             N/A                    0                $ 5,920

John O. Brooks              1996               $150,000           $53,000                  0                $13,500
CEO of Bank                 1995               $135,000           $49,000                  0                $13,500
                            1994               $127,500           $36,000                  0                $13,500


Frank M. Bartaldo           1996               $100,000           $34,000                  0                $ 6,451
EVP of Bank                 1995               $ 85,000           $28,000                  0                $ 5,200
                            1994               $ 81,000           $19,000                  0                $ 5,050

Anthony J. Gould            1996               $ 90,000           $30,000                  0                $ 5,792
CFO of Company              1995               $ 75,000           $25,000                  0                $ 4,525
and Bank                    1994               $ 71,000           $16,500                  0                $ 4,450

Mark V. Schoenstein         1996               $ 75,000           $28,676                  0                $4,519
SVP of Bank


* Number of shares
---------------------

1     Amounts for Mr. Haight include all compensation received in the fiscal year.
2     Mr. Haight is paid $300 per Board meeting in addition to his regular, non-officer director fees.  Mr. Brooks has an annual base salary of $150,000.  Mr. Bartaldo has an annual salary of $100,000.  Mr. Gould has an annual salary of $90,000 and Mr. Schoenstein's annual salary is $75,000.
3     Mr. Haight is not eligible for the Bank's 401(k) Plan as he is not an employee of the Bank.  Mr. Haight received health benefits with a cost of $550 per month effective April 1, 1996.  During 1996, Mr. Brooks received $6,000 ($500/month) as an auto allowance and $7,500 as a matching contribution under the
      Bank's 401(k) Plan.  Mr. Bartaldo received $6,451 as a matching contribution under the Bank's 401(k) Plan and Mr. Gould and Mr. Schoenstein received $5,792 and $4,519 respectively.
4     In addition to this compensation,  a Salary  Continuation Plan was adopted effective January 1, 1995, to provide salary continuation  benefits to Mr.
      Brooks, subject to certain terms and conditions as described below.


Executive Salary Continuation Plan

         The Board of Directors of the Bank entered into a Salary Continuation Plan for John Brooks effective January 1, 1995 by which he will receive salary continuation benefits in accordance with the terms and conditions of a written agreement. This could result in a maximum benefit of annual payments to Mr. Brooks of $80,000 per year for a period of up to 15 years from 2006 through 2020. Each such annual payment is to consist of a basic benefit of $2,000 and a target benefit of $78,000.

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

         The following table sets forth certain information regarding the Salary Continuation Plan:


                        LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR



                                       Performance or
                      Number of         Other Period
                    Shares, Units     Until Maturation
Name               or Other Rights        or Payout           Threshold         Target          Maximum

John O. Brooks           N/A              10 years           $2,000/yr.       $78,000/yr.     $80,000/yr.


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

         An employee's 401(k) contribution may be in an amount from 1% to 15% of the employee's earnings. If the employee contributes more than 5% of his earnings each year, no more than 5% will be matched by the Bank in the event the Bank determines it will make a discretionary contribution. The amount of the Bank's discretionary contribution, if any, is determined on a yearly basis.

         Following two years of service, the Bank's contributions begin to vest, with 100% vesting occurring after four years of service. For the years ending December 31, 1996, 1995 and 1994, the Bank contributed $72,000, $64,000, and
$64,000 and respectively, to the Plan.

Stock Option Plan

         The Company adopted a Qualified Stock Option Plan (the "1993 Plan") in 1993, which was approved by the shareholders at the 1993 Annual Meeting. The 1993 Plan provides for the issuance of incentive and non-incentive stock options to directors, key full-time employees and officers and consultants of the Company and the Bank. The 1993 Plan initially covered 231,431 shares of the Company's Common Stock, no par value, for which such options could be granted. As of March 15, 1997, 174,469 shares were subject to outstanding options and 9,558 shares remained available for future grant under the plan.

         The Plan provides that all options be granted at an exercise price of not less than 100% of fair market value on the date of grant in the case of incentive stock options or not less than 85% of fair market value on the date of grant in the case of other stock options. The Board of Directors of the Company may issue options which become vested in the future based upon achieving certain longevity requirements and/or performance standards. Within three months following termination of employment for any reason other than death or disability, an optionee (other than a director- optionee) may exercise his or her option to the extent such option was exercisable on the date of termination, subject to earlier termination by reason of expiration of the option. In the event of the death or disability of an optionee (other than a director-optionee), the option is exercisable for a period of six months after that event, which is also subject to earlier termination if the option expires. Director-optionees may exercise their options for a period of five years following retirement, death or disability, subject to earlier termination of the options.

         The following table sets forth the value realized by the exercise of options during 1996 and the value of outstanding stock options held by the executive officers named in the Summary Compensation Table at December 31, 1996, pursuant to the 1993 Plan. In addition, in February of 1997, Mr. Brooks exercised options for 2,000 shares, with an exercise price of $4.75.


                                  AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR AND
                                                 YEAR-END OPTION VALUES


                                                                            Number of          Value of Unexercised
                                                                           Unexercised             In-The-Money
                                                                             Options                  Options
                             Shares Acquired          Value               Exercisable/             Exercisable/
Name                          On Exercise1          Realized2            Unexercisable1           Unexercisable3
Robert R. Haight                    0                  $0                  11,613 / 0              $121,936 / $0

John O. Brooks                    2,000              $15,500               28,935 / 0              $303,816 / $0
Frank M. Bartaldo                 5,000              $37,500               11,968 / 0              $125,664 / $0
Anthony J. Gould                    0                  $0                  14,078 / 0              $147,819 / $0
Mark V. Schoenstein                 0                  $0                    0 / 0                    $0 / $0
--------------------------------

1   Number of shares.
2   Value determined  based on the difference  between exercise price for shares and fair market value of shares on date of exercise.
3   Value estimated based on fair market value of Common Stock at December 31, 1996  ($15.25 estimated bid price) less the exercise price of those options.

SAR PLAN

         In 1996, the Board of Directors of Bay Area Bancshares adopted a Stock Appreciation Right Plan, by which full-time employees of the Company and the Bank may be awarded stock appreciation rights (SARs). An employee to whom a SAR is awarded may choose to exercise the SAR and receive the difference between the base price of the SAR (which is equal to the fair market value of the stock at the time the SAR is awarded) and the fair market value at the time the SAR is exercised. The following table sets forth the SARs awarded in 1996 to those officers named in the Summary Compensation Table.

                                             SAR GRANTS IN LAST FISCAL YEAR
                                                   Individual Grants

                                 Number                % of Total SARs
                              of Securities              Granted to
                               Underlying               Employees in            Base Price            Expiration
Name                          SARs Granted               Fiscal Year             ($/Share)               Date

Frank M. Bartaldo                20,0001                     44%                   $8.00                10/1/06
Anthony J. Gould                 15,0002                     33%                   $8.00                10/1/06
Mark V. Schoenstein              10,0003                     22%                   $8.00                10/1/06


--------------------------------

1        Under  the  terms of the SAR  agreement  dated  October  1,  1996,  Mr.
         Bartaldo's 20,000 SAR units are to be 40% vested as of October 1, 1997 and 15% vested on October 1st thereafter until fully vested in the year 2001. In the event of a change of control in the ownership of the Company, the vesting of one-half of any remaining unvested portion of outstanding SARs is to be accelerated.

2 Under the terms of the SAR agreement dated October 1, 1996, Mr. Gould's 15,000 SAR units are to be 40% vested as of October 1, 1997 and 15% vested on October 1st thereafter until fully vested in the year 2001. In the event of a change of control in the ownership of the Company, the vesting of one-half of any remaining unvested portion of outstanding SARs is to be accelerated.

3        Under  the  terms  of the  SAR  agreement  dated  June  18,  1996,  Mr.
         Schoenstein's 10,000 SAR units are to be 40% vested as of June 30, 1997 and 20% vested on June 30th thereafter until fully vested in the year 2000. In the event of a change of control in the ownership of the Company, the vesting of one-half of any remaining unvested portion of outstanding SARs is to be accelerated.

Employment Agreement

         On September 2, 1992, Bank President and Chief  Executive  Officer John
O. Brooks entered into an employment agreement with the Bank. The agreement has no term and Mr. Brooks' employment is "at will" thus it may be terminated at any time. The agreement primarily outlines Mr. Brooks' base salary (currently $150,000 annually), auto allowance ($500 per month), performance requirements for bonuses (annual bonus payments not to exceed 4.5% of Bank pretax income), maximum severance benefits (six months if the Bank is sold or merged before September 1997; after five years employment six months salary if terminated without cause and nine months salary if the bank is sold or merged), authorities and responsibilities, and other miscellaneous benefits.

Compensation of Directors

         In 1996, non-officer directors of the Company received $200 per Company Board meeting. The Chairman of the Company's Board received an additional $100 per meeting. Each non-officer director received $650 per Bank Board meeting and the Chairman of the Bank's Board received an additional $200 per monthly meeting. Each non-officer director receives $150 per monthly committee meeting and also $550 per month for health insurance premiums. Total compensation for the seven non-officer directors in 1996 was $193,000, which does not include the health insurance.

         Directors are also eligible to receive options and have received options under the 1993 Plan and the prior plan of the Company. In 1996, directors exercised options for 13,000 shares of stock, by which those directors realized $99,500. As of March 15, 1997 the directors of the Company have options exercisable for a total of 99,577 shares. The value of those exercisable options as of March 15, 1997 was approximately $1,170,030, which value is estimated based on fair market value of Common Stock at March 15, 1997 ($16.50 estimated bid price) less the exercise price of those options.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management

         The following table sets forth information as of March 15, 1997, pertaining to beneficial ownership of the Company's Common Stock by current directors of the Company and the Bank and all directors and executive officers1 of the Company as a group. The information contained herein has been obtained from the Company's records and from information furnished directly by the individual or entity to the Company.

         The table should be read with the understanding that more than one person may be the beneficial owner or possess certain attributes of beneficial ownership with respect to the same securities. Therefore, careful attention should be given to the footnote references set forth in the column entitled "Amount Held and Nature of Holdings." In addition, shares issuable pursuant to options which may be exercised within 60 days of March 15, 1997 are deemed to be issued and outstanding and have been treated as outstanding in calculating the percentage ownership of those individuals possessing such interest, but not for any other individuals. Thus, the total number of shares considered to be outstanding for the purposes of this table may vary depending upon the individual's particular circumstance.

                                                                           Amount and Nature
                                                                               of
Name and Address                           Relationship                    Beneficial            Percent
of Beneficial Owner2,3                     With Company                    Ownership4           of Class

Frank M. Bartaldo                          Director and Sr. Banking          19,430 5             2.27%
                                           Officer of the Bank
Mario A. Biagi                             Director                          51,641 6             6.05%
John O. Brooks                             Director/Chief
                                           Operating Officer                 36,935 7             4.24%
Gary S. Goss                               Director & Secretary              92,894 8            10.91%
Robert R. Haight                           Chairman of the Board,            55,408 9             6.49%
                                           President and CEO
Stanley A. Kangas                          Director                            8,000 10            .94%
David J. Macdonald                         Director                          40,280 11            4.66%
Thorwald A. Madsen                         Director                          28,098 12            3.31%
Dennis W. Royer                            Director                            6,977 13            .82%
                                                                              ------               ---

All directors, nominees and officers
  of the Company and Bank as a Group
  (11 in number)                                                             337,185 14            35.18%
-------------------

1 As used throughout this Form 10-K and unless indicated to the contrary, the terms "officer" and "executive officer" refer to the Company's Chairman of the Board of Directors, President and Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, and the Bank's Senior Banking Officer.

2 Includes shares beneficially owned, directly and indirectly, together with associates. Subject to applicable community property laws and shared voting or investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.

3   The address for all persons is:  900 Veterans Boulevard, Redwood City, California 94063.

4 Includes ownership of Common Stock, as well as shares of Common Stock which could be acquired through the exercise of options currently outstanding within 60 days of March 15, 1997.





5   Includes 5,139 shares held by Frank and Kathy Bartaldo as joint tenants; 2,323 shares in the name of Frank M.
    Bartaldo IRA; and options to acquire 11,968 shares of Common Stock.

6   Includes 40,028 shares held by Mario and June Biagi as joint tenants; and options to acquire 11,613 shares of
    Common Stock.

7   Includes 8,000 shares of Common Stock held by the John O. Brooks Revocable Trust; and vested options to acquire
    28,935 shares of Common Stock.

8 Includes 35,889 shares of Common Stock held by Gary and Chrystel Goss as community property; 1,029 shares held by Gary S. Goss as custodian; 35,814 shares held in trust for Gary and Chrystel Goss; 1,613 in the name of Gary
    S. Goss; 8,549 in the name of Gary S. Goss IRA; and options to acquire 10,000 shares of Common Stock. On December 27, 1991, the State Banking Department approved an application by Mr. Goss to acquire up to 24.99% of the Company's stock on the open market.

9 Includes 41,995 shares of Common Stock held by Robert and Sherrill Haight as joint tenants; 1,400 shares held by Robert R. Haight IRA; 400 shares Sherrill Haight IRA; and options to acquire 11,613 shares of Common Stock.

10 Includes 1,000 shares of Common Stock held by Stanley and Teresa A. Kangas as Joint tenants; and 2,000 shares held by the Stanley A. Kangas IRA; and options to acquire 5,000 shares of Common Stock

11 Includes 17,107 shares of Common Stock held by David and Pauline Macdonald as joint tenants; and options to acquire 23,173 shares of Common Stock.

12 Includes 23,833 shares of Common Stock held by Thorwald and Jonelle Madsen as Trustees of the Madsen Family Trust; 22 shares of Common Stock held by Thorwald Madsen as custodian for his grandchild, a minor; and options to acquire 4,242 shares of Common Stock.

13 Includes 1,977 shares of Common Stock held in the name of Dennis W. Royer Keogh; and options to acquire 5,000 shares of Common Stock.

14 Includes as if currently outstanding, 116,855 shares subject to stock options granted under the Company's 1993 Stock Option Plan.

Major Shareholders

         The following sets forth information as of March 15, 1997, pertaining to beneficial ownership of the Company's Common Stock by persons, other than management, known to the Company to own 5% or more of the Company's common stock. This information was obtained through the Company's stock transfer agent and registrar.

Name and Address                           Relationship               Amount and Nature of       Percent
of Beneficial Owner                        With Company               Beneficial Ownership1     of Class

James Burney , Nine C Corp.                Director Emeritus                 73,171 2             8.46%
900 Veterans Blvd.
Redwood City, CA

Alan Miller, #4 Bridle Lane                Director Emeritus                 56,480 3             6.53%
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

Item 13.          Certain Relationships and Related Transactions.

Buildings Leases with Major Shareholders

         The Company's and the Bank's principal offices are located in a modern, six-story building at 900 Veterans Boulevard, Redwood City, which provides approximately 8,300 square feet of ground floor interior space. In June of 1995 the Bank executed a lease for 7.5 years (90 months) with a seven year option to renew. The new lease was made at essentially the same terms as the previous lease. The current monthly cost for this space (which includes an allocation of certain operating expenses) is approximately $20,700 per month or approximately $2.49 per square foot. The rental amounts are subject to further adjustments annually based on the Consumer Price Index and the allocation of property taxes and operating expenses. This building was acquired in September of 1992 by Nine-C Corporation, which is owned by Mr. James Burney, a major shareholder of the Company and a Director Emeritus of the Company and the Bank.

         In addition to the 8,300 square feet the Company leases for its primary operations, an additional 2,100 square feet was leased in the same building in 1993 for the Bank's Mortgage and Construction Lending Department. With the closing of the Mortgage department in February of 1997, the Bank expects to utilize the portion of the space vacated for other purposes. The current cost for this additional space (which includes an allocation of certain operating expenses) is approximately $3,900 per month or $1.86 per square foot. The lease expired in December 1995 and was renewed for a three year period with a three year option to renew. This lease is also subject to adjustment annually based on the Consumer Price Index and the allocation of property taxes and operating expenses.

         The Company leases additional premises for its data processing, accounting and centralized operations departments in Redwood City. These premises are located in a building owned by Mr. Alan Miller, a major shareholder and Director Emeritus of the Company and the Bank. The lease covers total space of approximately 5,200 square feet. On May of 1991, the Company executed a three year lease with Mr. Alan Miller. This lease has been extended to March 31, 1999 with a three year option to renew. The current monthly cost under the lease (which includes an allocation and adjustments for certain operating expenses) is $4,750 per month, or $.91 per square foot. The monthly rent payment is subject to annual adjustment based on the cost of living index as published by the U.S. Department of Labor, Bureau of Labor Statistics. In addition to monthly rent payments, the Company is also responsible for operating expenses (i.e., taxes, utilities, insurance, landscaping, security) of the building based on the Company's proportionate share of the building's square footage (29%).

         The Company's leases were reviewed by management and the Board of Directors and found to be equitable and competitive with other leases within the immediate market area.

         The Company owns leasehold improvements and furniture, fixtures and equipment located at the above locations, all of which are used in the banking business.

Indebtedness of Management

         Some of the Company's directors and executive officers, as well as their immediate family and associates, are customers of, and have had banking transactions with the Bank in the ordinary course of the Bank's business and the Bank expects to have such ordinary banking transactions with these persons in the future. In the opinion of management of the Bank, all loans and commitments to lend included in such transactions were made in compliance with applicable laws, and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and did not involve more than a normal risk of collectibility or present other unfavorable features. The aggregate amount the Bank can lend to directors and officers as a group is limited to 100% of the Bank's capital. Loans to individual directors and officers must comply with the Bank's respective lending policies and statutory lending limits, and prior approval of the Bank's Board of Directors is required for most of these loans. Total loans outstanding at December 31, 1996 to current directors and executive officers, and their associates was $1,549,000 or approximately 16.70% of the Bank's capital.

                                                         PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)  1.    Financial Statements.

      Reference                                                           Page

      Report of Independent Auditors:
      Coopers & Lybrand.................................................. 59

      Consolidated Financial Statements of
      Bay Area Bancshares and Subsidiaries:  .............................56

      Consolidated Balance Sheets as
      of December 31, 1996 and 1995: .....................................56

      Consolidated Statements of
      Income for the Years Ended
      December 31, 1996, 1995 and 1994: ..................................57

      Consolidated Statements of Changes
      in Shareholders' Equity for the
      Years Ended December 31, 1996, 1995, and 1994.......... ............59

      Consolidated Statements of Cash
      Flows for the Years Ended
      December 31, 1996, 1995, and 1994: .................................58

      Notes to Consolidated Financial Statements:.........................60

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

      3.3   Bylaws of Company, as amended2

      3.4   Amendment to Bylaws of Company2

      4.1   Certificate of Determination of Preferred Stock4

      10.3  Lease Entered Into By and Between Alan B. Miller and Bay Area Bank5

      10.4 # Employment Agreement Between John O. Brooks, Bay Area Bancshares and Bay Area Bank dated as of September 2, 19926

      10.8  # 1993 Stock Option Plan6

      10.9  # Forms of Stock Option Agreements6

      10.11 #Director Emeritus Agreement Bay Area Bank and James E. Burney dated March 21, 19957

      10.12 #Director Emeritus Agreement Bay Area Bank and Alan Miller dated May 16, 19957

      10.13 Commercial Lease between Nine C Corporation dated June 30, 1995 for the Bank's primary facility7

      10.14  Commercial Lease between Nine C Corporation dated November 30,
             1995

             for the Bank's Mortgage Department7

      10.15 #Salary Continuation Agreement between John O. Brooks and Bay Area Bank dated January 1, 1995.

      10.16 #1996 Stock Appreciation Rights Plan, Amendment No. 1 to the SAR Plan and forms of SAR Agreement.

      22 The only significant subsidiary of the Company is Bay Area Bank --100%-owned subsidiary incorporated in the State of California. Bay Area Bank owns 100% of Bay Counties Builders Escrow, Inc., an inactive California corporation.

      23     Consent of Coopers & Lybrand LLP

      27     Financial Data Schedule
-------------------

1 Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

2 Filed as Exhibit 3.2 Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

3 Filed as Exhibits 3.2, and 3.3, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

4 Filed as Exhibit 4.1, to the Company's Current Report on Form 8-K filed September 15, 1988.

5 Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

6 Filed as Exhibits 10.4, 10.8 and 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

7 Filed as Exhibits 10.11, 10.12, 10.13 and 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

      (b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter.

      Supplemental  Information  to be Furnished  With Reports Filed Pursuant to
      Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

      The Registrant's proxy material for its 1996 Annual Meeting of Shareholders and its Annual Report to Shareholders covering Registrant's last fiscal year is to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K. The Registrant shall furnish copies of such material to the Commission when it is sent to security holders.


Consolidated Statements of Income

(Dollar amounts in thousands, except per share data)
                                                                                   For the years ended December 31,
 ...........................................................................................................................
              Interest income:                                                  1996             1995              1994

               Interest and fees on loans                                     $7,208           $6,292            $5,520
               Interest on taxable investment securities                         771              581               519
               Interest on tax exempt investment securities                       61               70                73
               Interest on federal funds sold                                    355              558               243
               Interest on time deposits with other financial institutions         6                6                 8
 ...........................................................................................................................
                  Total interest income                                        8,401            7,507             6,363
 ...........................................................................................................................
              Interest expense:
               Interest-bearing transaction accounts                           1,320            1,263               903
               Savings deposits                                                  230              202                85
              Time deposits                                                      974              758               592
               Notes payable and redeemable debentures                            15               --                10
 ...........................................................................................................................
                  Total interest expense                                       2,539            2,223             1,590
                  Net interest income                                          5,862            5,284             4,773
              Provision for possible loan losses                                 435              210               300
 ...........................................................................................................................
              Net interest income after provision for possible loan losses     5,427            5,074             4,473
 ...........................................................................................................................
              Noninterest income:
               Service charges on deposit accounts                               211              270               288
               Loss on securities sold                                             -              (16)                -
               Gain on disposal of assets                                          2                8                28
               Gain on sale of loans held for sale                               456              456               530
               Other mortgage banking income                                     149              193               138
               ATM network revenue                                             1,839            1,494               792
               Other                                                             164              127                57
 ...........................................................................................................................
                  Total noninterest income                                     2,821            2,532             1,833
 ...........................................................................................................................
              Noninterest expense:
               Salaries and related benefits                                   2,746            2,604             2,273
               Occupancy                                                         400              378               336
               Equipment                                                         544              550               385
               Professional fees                                                 243              236               224
               ATM network expenses                                              628              504               302
               Stationery and supplies                                           121              135               137
               Other                                                           1,194            1,149             1,065
 ...........................................................................................................................
                  Total noninterest expense                                    5,876            5,556             4,722
 ...........................................................................................................................
              Income before provision for income taxes                         2,372            2,050             1,584
              Provision for income taxes                                         957              839               637
 ...........................................................................................................................
                  Net income                                                  $1,415           $1,211              $947
 ...........................................................................................................................
              Primary earnings per share:
               Weighted average common and common
                     equivalent shares-primary earnings per share            945,000          878,000           865,000
 ...........................................................................................................................
                  Primary net income per share                                 $1.50            $1.37             $1.09
              Fully diluted earnings per share:
               Weighted average common and common equivalent shares-
                     fully diluted earnings per share                        950,000          919,000           865,000
 ...........................................................................................................................
                  Fully diluted net income per share                           $1.50            $1.31             $1.09

              Dividends declared per common share                               $.33             $.29              $.23

              See accompanying notes.


Consolidated Balance Sheets

              (Dollar amounts in thousands, except per share data)
                                                                                                     December 31,
 ........................................................................................................................

 Assets                                                                             1996              1995
              Cash and due from banks                                                         $11,011            $8,276
              Federal funds sold                                                                6,850             9,800
 ...........................................................................................................................
                  Cash and cash equivalents                                                    17,861            18,076
              Time deposits with other financial institutions                                     100               103
              Investment securities held to maturity                                           12,081            10,133
               (market value of $12,203 in 1996 and $10,269 in 1995)
              Investment securities available for sale (at market)                              2,588             3,111
              Loans, net of allowance for possible loan losses
                  of $1,493 in 1996 and $1,516 in 1995                                         67,012            59,209
              Loans held for sale                                                                 723               772
              Premises and equipment, net                                                         811               948
              Interest receivable and other assets                                              2,011             1,463
 ...........................................................................................................................

                  Total assets                                                               $103,187           $93,815
 ...........................................................................................................................

              Liabilities and Shareholders' Equity
              Deposits
               Demand                                                                         $23,599           $22,998
               Interest-bearing transaction                                                    44,493            40,480
               Savings                                                                          5,551             4,376
               Time                                                                            19,325            16,125
 ...........................................................................................................................
                  Total deposits                                                               92,968            83,979

              Interest payable and other liabilities                                              938               758
              Federal funds purchased                                                               -             1,000
 ...........................................................................................................................
                  Total liabilities                                                            93,906            85,737

              Shareholders' equity:
               Preferred  stock,  $10  stated  value;  6% Series A,  non-voting, convertible and redeemable:
                  Authorized -- 10,000,000 shares
                  Issued and outstanding-- 1,000 shares in 1995                                     -                10
               Common stock, no par value:
                  Authorized -- 20,000,000 shares
                  Issued and outstanding -- 839,638 shares in 1996
                     and 821,829 shares in 1995                                                 4,143             4,053
                  Net unrealized (loss) gain on securities available for sale                      (5)               10
                  Retained earnings                                                             5,143             4,005
 ...........................................................................................................................
                   Total shareholders' equity                                                   9,281             8,078
                     Total liabilities and shareholders' equity                              $103,187           $93,815
 ...........................................................................................................................

              See accompanying notes.

Consolidated Statements of Cash Flows
              (Dollar amounts in thousands, except per share data)

                                                                                    For the years ended December 31,
 ...........................................................................................................................
                                                                                1996             1995              1994
              Cash flows from operating activities:

               Net income                                                     $1,415           $1,211              $947
               Adjustments to reconcile net income to net
                     cash provided by operating activities:
                  Depreciation and amortization                                  447              426               250
              Provision for possible loan losses                                 435              210               300
                  Loss on securities sold                                         --               16                --
              Gain on sale of other assets                                       (2)              (8)              (28)
                  Net proceeds from sale of loans held for sale                  505               11               619
                  Gain on sales of loans held for sale                         (456)            (456)             (530)
                  Net amortization and accretion of
                     investment premiums and discounts                            56               51                66
                  Net increase in interest receivable and other assets         (548)            (118)             (377)
                  Net increase in interest payable and other liabilities         180              206               169
                  Net (increase) decrease in deferred loan fees                  164             (23)              (14)
 ...........................................................................................................................
                     Total adjustments                                           781              315               455
                     Net cash provided by operating activities                 2,196            1,526             1,402
              Cash flows from investing activities:
               Net decrease in time deposits with other financial institutions     3               95                 4
               Proceeds from maturity of investment
                     securities held to maturity                               1,650            1,705             1,425
               Proceeds from the maturity of investment
                     securities held from sale                                   500                --                 --
               Sale of investment securities available for sale                    --              484                 --
              Principal payments received on mortgage backed securities          997              239             1,066
               Purchase of investment securities held to maturity            (4,444)          (4,285)           (2,587)
               Purchase of investment securities available for sale               --          (1,502)             (499)
               Net (increase) decrease in gross loans                        (8,726)          (7,379)             2,670
              Net capital expenditures, premises and equipment                 (310)            (343)           (1,105)
               Proceeds from the sale of real estate owned                       128               --               628
 ...........................................................................................................................
                     Net cash (used in) provided by investing activities    (10,202)         (10,986)             1,602
              Cash flows from financing activities:
               Net increase in demand deposits                                   601            2,180             2,656
              Net increase (decrease) in interest-bearing
                     transaction and savings deposits                          5,187            7,532              (75)
               Net increase (decrease) in time deposits                        3,200            2,253           (2,549)
               Federal funds purchased                                       (1,000)            1,000                --
              Principal payments on note payable                                  --               --             (150)
               Proceeds from the exercise of common stock options                 80               51                83
               Cash dividends                                                  (277)            (241)             (188)
 ...........................................................................................................................
                     Net cash provided by (used in) financing activities       7,791           12,775             (223)
              Net (decrease) increase in cash and cash equivalents             (215)            3,315             2,781
              Cash and cash equivalents, beginning of period                  18,076           14,761            11,980
 ...........................................................................................................................
              Cash and cash equivalents, end of period                       $17,861          $18,076           $14,761
 ...........................................................................................................................
               Supplemental Disclosures:
              Cash payments for interest                                      $2,496           $2,166            $1,576
              Cash payments for taxes                                          1,241              884               926
              Loans transferred to real estate owned                             130               --                --

              See accompanying notes.

Consolidated Statements of Changes in Shareholders' Equity
              (Dollar amounts in thousands, except per share data)


                                                             For the Years ended December 31, 1996, 1995 and 1994
 ...........................................................................................................................
                                                                                Net Unrealized
                                                                                Gain(Loss) on
                                                                                   Securities
                                                         Preferred       Common     Available     Retained
                                                            Stock         Stock      for Sale     Earnings        Total

              Balance at December 31, 1993                    $123        $3,806           --       $2,276       $6,205
              Preferred stock converted to common             (20)            20           --           --           --
               Unrealized loss on securities held for sale      --            --        $(76)           --         (76)
               Cash dividends                                   --            --           --        (188)        (188)
               Stock options exercised                          --            83           --           --           83
               Net income                                       --            --           --          947          947
 ...........................................................................................................................
              Balance at December 31, 1994                     103         3,909         (76)        3,035        6,971
               Preferred stock converted to common            (93)            93           --           --           --
               Unrealized gain on securities held for sale      --            --           86           --           86
               Cash dividends                                   --            --           --        (241)        (241)
               Stock options exercised                          --            51           --           --           51
               Net income                                       --            --           --        1,211        1,211
 ...........................................................................................................................
              Balance at December 31, 1995                      10         4,053           10        4,005        8,078
               Preferred stock converted to common             (10)           10            --         --           --
               Unrealized gain on securities held for sale      --            --          (15)         --          (15)
               Cash dividends                                   --            --           --        (277)        (277)
               Stock options exercised                          --           80            --          --           80
               Net income                                       --            --           --       1,415        1,415
 ...........................................................................................................................
              Balance at December 31, 1996                      $0        $4,143         $(5)       $5,143      $9,281
 ...........................................................................................................................

              See accompanying notes.


Report of Independent Accountants


To the Shareholders and the Board of Directors of Bay Area Bancshares: We have audited the accompanying consolidated balance sheet of BAY AREA BANCSHARES (the Company) as of December 31, 1996 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 1995 and for the years ended December 31, 1995 and 1994 were audited by other auditors whose report dated January 19, 1996 expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bay Area Bancshares at December 31, 1996 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand




San Francisco, California
February 8, 1997

Notes to Consolidated Financial Statements
              (Dollar amounts in thousands, except per share data)

Note 1-Summary of Significant Accounting Policies
The consolidated financial statements of Bay Area Bancshares (the Company), and its wholly owned subsidiary, Bay Area Bank (the Bank), have been prepared in conformity with generally accepted accounting principles and general practice within the banking industry. The Company's significant accounting policies are as follows:

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

f. Loans Held for Sale Loans held for sale in the normal course of business consist of residential real estate loans that were originated or acquired with the intent to sell. These loans are recorded at the lower of cost or fair value and are originated through the Bank's Mortgage Department.

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

i. Real Estate
Owned Real estate owned is carried at the lower of cost or fair value. When the property is acquired through foreclosure, any excess of the related loan balance over the fair value is charged to the reserve for possible loan losses. Subsequent write-downs, operating expense, and losses upon sale, if any, are charged to operating expenses.

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

k. Reclassifications Certain reclassifications have been made to prior years' amounts to conform with the current year presentation. These reclassifications have no effect on previously reported net income.

Notes to Consolidated Financial Statements
              (Dollar amounts in thousands, except per share data)

Note 2-Nature of operations
The Company, through its subsidiary bank, provides a wide range of commercial banking services to individuals, professionals and small to medium sized businesses. The services provided include those typically offered by commercial banks, such as: interest-bearing and noninterest bearing checking accounts, savings and time deposits, business and personal loans, collection services, safe depository facilities, funds transfer, the issuance of money orders, cashiers checks, and the sale of travelers' checks. The Bank also operates a network of off-site Automated Teller Machines (ATM's), and a Mortgage Department (which was closed in February 1997), which generally sold the loans it originated in the secondary mortgage market.

Note 3--Investment Securities
The amortized cost and approximate market value of investment securities as of December 31, 1996 and 1995 are as follows:

                                                                                               1996
 ...........................................................................................................................
                                                                      Amortized    Unrealized   Unrealized    Aggregate
                                                                            Cost         Gain         LossFair Value
              Available-for-sale:
                  Securities of the U.S. government and its agencies      $2,001           $2        $  --       $2,003
              Mortgage backed securities                                     595           --         (10)          585
 ...........................................................................................................................
                     Total                                                 2,596            2         (10)        2,588
              Held-to-maturity:
                  Securities of the U.S. government and its agencies       4,003           19          (1)        4,021
              States of the U.S. and political subdivisions                1,179            4          (2)        1,181
                  Mortgage backed securities                               6,605          108          (6)        6,707
                  Federal Home Loan Bank Stock                               294           --           --          294
 ...........................................................................................................................

                     Total                                               $12,081         $131         $(9)      $12,203
 ...........................................................................................................................

                                                                                               1995
 ...........................................................................................................................
                                                                      Amortized    Unrealized   Unrealized    Aggregate
                                                                            Cost         Gain         Loss   Fair Value
              Available-for-sale:
                  Securities of the U.S. government and its agencies      $2,507           $9        $  --       $2,516
              Mortgage backed securities                                     594            1           --          595
 ...........................................................................................................................
                     Total                                                 3,101           10           --        3,111
              Held-to-maturity:
                  Securities of the U.S. government and its agencies       3,773           36           --        3,809
              States of the U.S. and political subdivisions                1,582            2           --        1,584
                  Mortgage backed securities                               4,505          106          (8)        4,603
                  Federal Home Loan Bank Stock                               273           --           --          273
 ...........................................................................................................................
                     Total                                               $10,133         $144         $(8)      $10,269
 ...........................................................................................................................

The amortized cost and aggregate fair value of investment securities at December 31, 1996 by type and maturity are shown below. Mortgage-backed securities are shown at final contractual maturity. The expected maturities of mortgage backed securities will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

              Securities                                                           Securities
                                                                             Held to Maturity          Available for sale
 ...........................................................................................................................

                                                                                        Fair                       Fair
                                                                         Cost          Market Value Cost         Market Value

              Due within one year                                         $2,301       $2,306       $2,001       $2,003
              Due after one year through five years                        5,024        5,067          595          585
              Due after five years through ten years                       2,374        2,426           --           --
              Due after ten but within thirty years                        2,088        2,110           --           --
 ...........................................................................................................................
                     Total                                               $11,787      $11,909       $2,596       $2,588
 ...........................................................................................................................

Notes to Consolidated Financial Statements
              (Dollar amounts in thousands, except per share data)


Note 3--Investment Securities (Continued)
In 1995, the Company sold a security with a par value of $500 from its available for sale portfolio. As a result of this transaction, the Company realized a loss of $16. The Company did not sell any securities in 1996.

The net adjustment to unrealized gain on investment securities available for sale, included as a separate component of shareholders' equity, was $15 between December 31, 1995 and December 31, 1996. The Financial Accounting Standards Board allowed companies to revisit the designations of their held to maturity and held for sale securities in the fourth quarter of 1995. In December of 1995, the Company elected to transfer a security from its held to maturity portfolio to its held for sale portfolio in anticipation that it may be sold prior to maturity. The security had an amortized cost of $595 and an unrealized loss of $13 at the time of transfer. As of December 31, 1996 and 1995, investment securities with an amortized cost of $2,057 and $1,590 respectively, were pledged to secure public deposits and other borrowings as required by law.

Note 4--Loans and allowance for Possible Loan Losses
              Loan balances as of December 31, 1996 and 1995 were as follows:

                                                                                         1996         1995

                  Commercial and financial                                            $20,019      $17,390
                  Real estate mortgage                                                 33,255       27,962
                  Real estate construction                                             10,799       10,849
                  Installment                                                           4,432        4,524
 ...........................................................................................................................
                                                                                       68,505       60,725
              Less--Allowance for possible loan losses                                  1,493        1,516
                     Net loans                                                        $67,012      $59,209



  The changes in the allowance for possible loan losses for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                                                         1996         1995         1994

              Balance at January 1,                                                    $1,516       $1,505       $1,006
                  Provision for possible loan losses                                      435          210          300
                  Loans charged off                                                     (510)        (233)          (3)
              Recoveries                                                                   52           34          202
 ...........................................................................................................................
              Balance at December 31,                                                  $1,493       $1,516       $1,505


The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, effective January 1, 1995. As a result of applying the new rules, certain impaired loans are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the estimated value of the loan is less than the carrying value of the loan, the impairment is recorded through a valuation allowance. The valuation allowance for impaired loans at December 31, 1996 and 1995 under SFAS No. 114 was $258 and $185 which is included in the Company's allowance for loan loss.

The Company considers all nonaccrual loans to be impaired loans. At December 31, 1996 and 1995 there were loans totaling approximately $1,431 and $470 respectively, on nonaccrual status. Interest earned but not recorded on all loans that were on nonaccrual status during the years ended December 31, 1996, 1995, and 1994 was approximately $127, $43 and $60, respectively.

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, executive officers, principal shareholders and their associates. These transactions, including loans and deposits, are granted on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others and do not involve more than the normal risk of collectability or present other unfavorable features. The loan activity with respect to these related parties during 1996 is summarized below:

Loans to directors, executive officers, principal shareholders and their associates


Balance at January 1,                               1996           1995

                                                    $945           $1,024
   Additions                                         888             --
   Paydowns or Retirements                           284               79
 ................................................................................
   Balance at December 31,                        $1,549             $945

Notes to Consolidated Financial Statements
              (Dollar amounts in thousands, except per share data)

Note  4--Loans and allowance  for Possible  Loan Losses  (Continued)

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

Note 5--Premises and Equipment

              Premises and  equipment  as of  December  31,  1996 and 1995  were comprised of the following:
                                                                                                 1996              1995
                  Automobiles                                                                     $37               $37

                  Furniture and equipment                                                       2,404             2,149
                  Leasehold improvements                                                          210               170
 ...........................................................................................................................
                                                                                                2,651             2,356
                  Less - Accumulated depreciation and amortization                              1,840             1,408
                  Net premises and equipment                                                     $811              $948
 ...........................................................................................................................


Note 6--Deposits and Interest on Deposits
As of December 31, 1996 and 1995, the Bank had time certificates of deposit in denominations of $100 or more totaling approximately $9,959 and $7,850, respectively. Interest paid on these deposits was approximately $494 in 1996, $347 in 1995 and $333 in 1994.

Note 7--available credit
As of December 31, 1996 and 1995, the Bank had in place $9,000 in unsecured liquidity lines of credit. These funds were available through its correspondent banks. The Bank is a member of the Federal Home Loan Bank of San Francisco
(FHLB). The Bank may borrow up to 25% of its assets subject to collateral and FHLB stock purchase requirements. At December 31, 1996 the Bank held $294 in FHLB stock and was able to borrow up to approximately $2,058. There were no borrowings at December 31, 1996 or 1995.

Note 8--Regulatory capital requirements
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material affect on the Bank's financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier Icapital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

                                                                                                      To Be Well-
                                                                                                      Capitalized Under
                                                                                        For Capital   Prompt Corrective
                                                                         Actual   Adequacy Purposes   Action Provisions
 ...........................................................................................................................

                                                                 Amount   Ratio        Amount    Ratio       Amount  Ratio
 ...........................................................................................................................
              As of December 31, 1996

              Total Capital (to Risk Weighted Assets)           $10,205  13.81%            $5,911 8.0%       $7,388  10.0%
 ...........................................................................................................................
              Tier 1 Capital (to Risk Wieghted Assets)           $9,282  12.56%            $2,955 4.0%       $4,433   6.0%
              Tier 1 Capital (to Average Assets)                 $9,282   8.96%            $4,145 4.0%       $5,182   5.0%

Notes to Consolidated Financial Statements
              (Dollar amounts in thousands, except per share data)

Note 8--Regulatory capital requirements (Continued)
As of December 31, 1996, the Bank was categorized as "well- capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratio as set forth in the table, and not be subject to a capital directive.

The retained earnings of the Company include undistributed earnings of the Bank. Dividends by the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings, or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or with the approval of the California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year. As of December 31, 1996, the Bank had retained earnings available for dividend distribution of $3,774.

Additionally, the Federal Reserve Act generally restricts loans, advances and investments by the Bank, in or to the Company, to 10% of the shareholders' equity of the Bank.

Note 9--Commitments and Contingent Liabilities
The Company is obligated for rental payments under certain operating leases and contract agreements. Rental expense included in occupancy expense and equipment expense was approximately $378, $359 and $315 for the years ended December 31, 1996, 1995 and 1994, respectively.

At December 31, 1996, the approximate future lease rentals payable under operating leases for premises were as follows:

 1997                                     $330
 1998                                      330
 1999                                      249
 2000                                      231
 2001                                      231
 Thereafter                                231
 .........................................................................
Total Minimum Lease Payments              $1,602

The Company's primary location (900 Veterans Blvd.) was acquired by a former director in October of 1992. The lease for approximately 8,300 square feet, which was negotiated with the previous lessor, a non-related party, was renewed for a seven year term in June of 1996 with an additional seven and one-half year option. An additional lease for approximately 2,100 square feet for the Bank's Mortgage Department was negotiated with the former director and renewed for a three year term in December of 1996 with an additional three year option. Total rent paid in 1996 for all space leased at 900 Veterans Blvd was $276. In 1996 the Company executed a three year extension of its data processing center with a three year option with a former director. Total rent paid in 1996 for the data processing center was approximately $53. In the opinion of management, the terms of the leases are no less favorable than terms which could have been obtained from unrelated parties. The Bank is required to maintain reserves with the Federal Reserve Bank (FRB) of San Francisco. Reserve requirements are primarily based on a percentage of deposit liabilities. At December 31, 1996 and 1995 the Bank had balances of $964 and $310 respectively with the FRB. In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings will not have a material adverse effect on the consolidated financial condition of the Company.

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

Financial instruments whose contractual amount represented risk:                   1996              1995

   Commitments to extend credit                                                    $36,251           $24,347
   Standby letters of credit                                                       $  327            $   101

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

Note 11--Profit Sharing and salary continuation PlanS
The Bank has a qualified profit sharing plan for most full-time employees. Employer contributions are to be made from current-year profits, predicated on the performance of the Bank based on a formula approved annually by the Bank's Board of Directors. Participants in the plan are allowed to make contributions in accordance with the plan agreement. The Bank matches the participants'
contributions  up  to 5%  of  their  annual  salary  so  long  as  certain  Bank profitability goals are met. Full vesting of the Bank's contribution to the employee occurs after five years of employment. The Bank provided for contribution expense of $72, $64 and $64 during 1996, 1995 and 1994, respectively. During 1996, the Company implemented a salary continuation plan for the Bank's Chief Executive Officer. Under the plan, the Company is obligated to provide the officer or his beneficiaries, during a period of 15 years after retirement, an annual benefit of $80. The officer vests in the benefits of the plan equally each year and fully vests in 2005 if certain bank performance standards are met and if he reaches normal retirement age while working for the Bank. The costs of these benefits accrue over the remaining expected service life of the officer based on the estimated present value of the related benefits. Salary continuation expense was $57 and $81 in 1996 and 1995, respectively. The Bank has elected to fund its obligation under the plan described above with a life insurance contract. The Bank is the beneficiary of a life insurance policy with a current cash surrender value of $129 which is included in other assets at December 31, 1996. The Company made a premium payment of $89 to this policy in both 1996 and 1995 and anticipates making additional premium payments of $89 for the next two fiscal years to the policy.

Notes to Consolidated Financial Statements
              (Dollar amounts in thousands, except per share data)

Note 12--Employee Stock Option Plan and rights
The Company has a stock option plan for full-time, salaried officers and directors and employees who have substantial responsibility for the successful operation of the Company. Options are granted at no less than the fair market value of the stock at the date of the grant. Options vest over a period of 0 to 5 years and have a maximum term of 10 years. The options may be granted in accordance with terms determined by the Board of Directors until the expiration of the plan. At December 31, 1996, 9,558 shares were available for grant. The following table summarizes the option activity for the years ended December 31, 1996, 1995, 1994 and 1993 (all share amounts are in thousands):


              1993 Plan
                                                                                                     Weighted Average
                                                  Available    Outstanding     Price Per Share       Fair Value of options
 ...........................................................................................................................
              Inception of Plan                         231             --                  --

                  Granted                             (207)            207       $4.75 - $5.23
 ...........................................................................................................................
              Balance, December 31, 1993                 24            207       $4.75 - $5.23
                  Exercised                              --           (16)               $4.75
---------------------------------------------------------------------------------------------------------------------------
              Balance, December 31, 1994                 24            191       $4.75 - $5.23
                  Granted                               (5)              5               $7.25               $13.11
                  Exercised                              --           (11)               $4.75
---------------------------------------------------------------------------------------------------------------------------
              Balance, December 31, 1995                 19            185       $4.75 - $7.25
 ...........................................................................................................................
                  Granted                              (10)             10              $12.50               $15.78
                  Exercised                              --           (15)       $4.75 - $7.25
 ...........................................................................................................................
              Balance, December 31, 1996                  9            180      $4.75 - $12.50


On January 1, 1996, the Bank adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). As permitted by SFAS 123, the Bank has chosen to apply APBOpinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation cost for the Bank's Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Bank's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                               1996                       1995
 ...........................................................................................................................

                                                                              As                        As
                                                                        Reported    Pro Forma     Reported     ProForma
 ...........................................................................................................................

              Net income                                                 $1,415       $1,240      $1,211       $1,195
              Primary income per share                                   $ 1.50       $ 1.31      $ 1.37       $ 1.36
              Fully diluted net income per share                         $ 1.50       $ 1.31      $ 1.31       $ 1.30


The fair value of each option grant is estimated on the date of grant using a method that approximates the Black-Scholes option-pricing model with the following weighted-average assumptions used for grant in 1996 and 1995; expected volatility of 15%, risk-free interest rates of 6.00% and expected lives of 10 years.

              The following table summarizes information about the Plan's stock options at December 31, 1996:

                                        Options Outstanding
 ................................................................................
                        Number Outstanding                  Number Excercisable
Exercise Rate
 ...............................................................................
    $4.75                              158                       158
    $5.23                               10                        10
    $7.25                                2                         2
    $12.50                              10                        10
      Total                            180                       180
 ...............................................................................
 Weighted average exercise price      $5.24                    $5.24

Notes to Consolidated Financial Statements
              (Dollar amounts in thousands, except per share data)

Note 13--Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are set forth below:

                                                                                                 1996              1995

              Book loan loss allowance in excess of tax                                          $472              $414
              Book depreciation in excess of tax                                                   46                 8
              State franchise tax                                                                  51                87
              Other                                                                                84                14
 ...........................................................................................................................
              Deferred tax asset                                                                 $653              $523
 ...........................................................................................................................


The current and deferred amounts of the tax provision (benefit) for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                                                                                  Total
                                                                                      Federal        State    Provision
 ...........................................................................................................................
              1996

               Current                                                                   $774         $319       $1,093
               Deferred                                                                  (81)         (55)        (136)
 ...........................................................................................................................
               Total                                                                    $693         $264         $957
 ...........................................................................................................................
              1995
               Current                                                                   $583         $262         $845
               Deferred                                                                  (14)           8           (6)
 ...........................................................................................................................
               Total                                                                     $569         $270         $839
 ...........................................................................................................................
              1994
               Current                                                                   $561         $233         $794
               Deferred                                                                  (104)         (53)        (157)
 ...........................................................................................................................
               Total                                                                     $457         $180         $637
 ...........................................................................................................................


The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rates to income before taxes as follows:

                                                                1996         1995         1994
Federal income tax expense, based on

statutory 34% federal income tax rate                           $807         $697         $539
State franchise taxes, net of federal benefit                    174          178          119
Tax exempt income                                                (21)         (21)         (24)
Other, net                                                        (3)         (15)           3
 ...........................................................................................................................
 Total                                                          $957         $839         $637
 ...........................................................................................................................

Notes to Consolidated Financial Statements
              (Dollar amounts in thousands, except per share data)

Note 14-FAIR VALUE OF FINANCIAL INSTRUMENTS
In accordance with Statement of Financial Accounting No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS 107), the estimated fair value of the Company's financial instruments are disclosed below. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent or affect the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:
Cash and Cash Equivalents:
Cash and cash equivalents, which includes federal funds sold, is carried at an amount that approximates fair value. Time Deposits With Other Financial
Institutions:
Time deposits are carried at an amount that approximates fair value.  Investment
Securities: Fair value is based on quoted market prices, where available or quoted market prices of comparable instruments. If not material, the carrying value of investment securities approximates fair value. Loans and Loans Held for
Sale: Most adjustable rate loans are valued at the carrying amount. All fixed and adjustable rate loans with interest rate caps and floors are valued by loan type. To determine the fair value, the interest rate used to discount the cash flows is the current market rate for a like class of loans. Additionally, the allowance for loan losses was applied against the estimated fair value to recognize future defaults of contractual cash flows. Interest Receivable:
Interest  receivable  is  carried at an amount  that  approximates  fair  value.
Deposits: The fair values disclosed for demand (interest bearing transaction and savings deposits) are equal to the amount payable on demand at the reporting date (carrying amount). Fair value for time deposits (fixed-rate certificate of deposits) are estimated using a discounted cash flow calculation that applies interest rates currently offered on deposits of similar remaining maturities. Interest Payable: Interest payable is carried at an amount that approximates fair value. Fed Funds Purchased: Fed funds purchased are carried at an amount that approximates fair value. Off-Balance-Sheet Instruments: The fair value of commitments to extend credit were not significant.

              The estimated fair values of the Company's financial instruments are as follows:

              December 31, 1996
                                                                                      Carrying Amount        Fair Value
 ...........................................................................................................................
                  Assets

                  Cash and cash equivalents                                                   $17,861           $17,861
                  Time deposits with other financial institutions                                 100               100
              Investment securities available for sale                                          2,588             2,588
                  Investment securities held to maturity                                       12,081            12,203
                  Loans                                                                        67,012            67,101
              Loans held for sale                                                                 723               723
              Interest receivable                                                                 587               587
              Liabilities
                  Demand deposits                                                              23,599            23,599
              Interest bearing transaction and savings deposits                                50,044            50,044
              Time deposits                                                                    19,325            19,359
              Interest payable                                                                    167               167

Notes to Consolidated Financial Statements
              (Dollar amounts in thousands, except per share data)

Note          15--Condensed   Financial   Information   of  the  Parent  Company
              Condensed balance sheets, statements of income, and cash flows for Bay Area Bancshares (parent company only) are presented below:


  Bay Area Bancshares (Parent) Balance Sheets at December 31, 1996 and 1995

                                                                                                 1996              1995
              Assets
               Cash and cash equivalents                                                         $105              $120
               Investment in subsidiary                                                         9,276             8,045
 ...........................................................................................................................

                  Total assets                                                                 $9,381            $8,165
              Liabilities & Shareholders' Equity
               Other liabilities                                                                  100                87
 ...........................................................................................................................
                  Total liabilities                                                               100                87
                  Total shareholders' equity                                                    9,281             8,078
                  Total liabilities and shareholders' equity                                   $9,381            $8,165
 ...........................................................................................................................



              Bay Area Bancshares (Parent) Statements of Income
                  For the Years Ended December 31, 1996, 1995 and 1994


                                                                                         1996         1995         1994
              Cash dividends received from subsidiary                                    $225         $275         $325
              Other income                                                                  2            1            1
              Interest expense                                                              -            -         (10)
              Professional fees                                                          (16)         (25)         (37)
              Miscellaneous expense                                                      (42)         (35)         (40)
 ...........................................................................................................................
              Income before equity in undistributed income of subsidiary                  169          216          239
              Equity in undistributed income of subsidiary                              1,246          995          708
 ...........................................................................................................................

              Net income                                                                1,415       $1,211         $947
 ...........................................................................................................................

              Bay Area Bancshares (Parent) Statements of Cash Flows
                  For the Years Ended December 31, 1996, 1995 and 1994


              Cash flows from operating activities:                                      1996         1995         1994

                  Net income                                                           $1,415       $1,211         $947
                  Adjustments  to  reconcile  net  income  to cash  provided  by operating activities:
                     Net decrease in other assets                                          --           --            2
                     Net increase in other liabilities                                     13           74            8
                     Equity in undistributed income of subsidiary                     (1,246)        (995)        (708)
 ...........................................................................................................................
                        Total adjustments                                             (1,233)        (921)        (698)
 ...........................................................................................................................
                        Net cash provided by operating activities                         182          290          249
              Cash flows from financing activities:
                  Principal payment on note payable                                        --           --        (150)
                  Exercise of common stock options                                         80           51           83
                  Cash dividends                                                        (277)        (241)        (188)
 ...........................................................................................................................
                     Net cash used in financing activities                              (197)        (190)        (255)
                     Net (decrease) increase in cash and cash equivalents                (15)          100          (6)
              Cash and cash equivalents, beginning of year                                120           20           26
 ...........................................................................................................................
              Cash and cash equivalents, end of year                                     $105         $120          $20
 ...........................................................................................................................
              Cash paid for interest                                                       --           --          $11


                                                       SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March  26,   1997
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

SIGNATURE:                                                               DATE:


/s/ Mario A. Biagi                                               March 26, 1997
MARIO A. BIAGI, Director


/s/ John O. Brooks                                               March 26, 1997
JOHN O. BROOKS, Director


/s/ Gary S. Goss                                                 March 26, 1997
GARY S. GOSS, Director


/s/ Robert R. Haight                                             March 26, 1997
ROBERT R. HAIGHT, Chairman
of the Board of Directors, President
and Chief Executive Officer


/s/ Stanley A. Kangas                                            March 26, 1997
STANLEY A. KANGAS, Director

/s/ David J. Macdonald                                           March 26, 1997
DAVID J. MACDONALD, Director


/s/ Thorwald A. Madsen                                           March 26, 1997
THORWALD A. MADSEN, Director


/s/ Dennis W. Royer                                              March 26, 1997
DENNIS W. ROYER, Director


/s/ Anthony J. Gould                                             March 26, 1997
ANTHONY J. GOULD, Vice President
Chief Accounting Officer


Exhibit Index

10.15 Salary Continuation Agreement between John O Brooks and Bay Area Bank dated January 1, 1995

10.16 #1996 Stock Apreciation Rights Plan, Amendment No. 1 to SAR Plan and forms of Agreement

23     Consent of Coopers & Lybrand L.L.P.

27     Financial Data Schedule