Form 10-Q
period 1997-03-31
BAY AREA BANCSHARES
filed 1997-05-14
CIK 701153

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED March 31, 1997

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


846,088 Shares of Common Stock Outstanding as of March 31, 1997

Part 1 Item 1
                       BAY AREA BANCSHARES & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (UNAUDITED, IN THOUSANDS)



ASSETS                                                                        3/31/97                    12/31/96
Cash and due from banks                                                       $12,378                      $11,011
Federal Funds Sold                                                              9,800                        6,850
                                                                              _______                      _______
     Cash and cash equivalents                                                 22,178                       17,861

Time deposits with other financial institutions                                   100                          100
Investment securities available for sale
  (market value approximates book value)                                        2,596                        2,588
Investment securities held to maturity
  (market value of $12,273 in 1997 and $12,203 in 1996)                        12,180                       12,081
Loans, net of reserve for possible loan losses
    of $1,540 in 1997 and $1,493 in 1996                                       67,006                       67,012
Loans held for sale                                                                 0                          723
Premises and equipment,net                                                        758                          811
Real estate owned                                                                 499                            0
Interest receivable and other assets                                            2,040                        2,011
                                                                               ______                      _______

     Total assets                                                            $107,357                     $103,187
                                                                              =======                      =======



LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits
   Demand                                                                     $25,601                      $23,599
   Interest-bearing transaction                                                44,971                       44,493
   Savings                                                                      5,569                        5,551
   Time                                                                        20,436                       19,325
                                                                               ------                       ------
     Total Deposits                                                            96,577                       92,968
Interest payable and other liabilities                                          1,078                          938
Federal funds purchased                                                             0                            0
Federal Home Loan Bank advances                                                     0                            0
                                                                               ------                       ------
     Total liabilities                                                         97,655                       93,906
                                                                               ------                       ------
Shareholders' equity:

   Common stock, no par value:
     Authorized - 20,000,000 shares; issued & outstanding                       4,177                        4,143
      846,088  in 1997 and 839,638 in 1996
   Unrealized (loss) gain on securities held for sale                             (8)                          (5)
   Retained earnings                                                            5,533                        5,143
                                                                                -----                        -----
     Total shareholders' equity                                                 9,702                        9,281
                                                                                -----                      -------
     Total liabilities and shareholders' equity                              $107,357                     $103,187
                                                                              =======                      =======




                                                           (1)

Part 1 Item 1
                       BAY AREA BANCSHARES & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                             Three Months                Three Months
                                                                                 Ended                       Ended
                                                                               3/31/97                     3/31/96
Interest Income:

     Interest and fees on loans                                                $1,856                        1,822
     Interest on investment securities                                            227                          205
     Interest on federal funds sold                                               111                           37
     Interest on time deposits with other financial institutions                    1                            2
                                                                                -----                        -----
             Total Interest Income                                              2,195                        2,066
Interest Expense:                                                               -----                        -----
     Interest on interest-bearing transaction amounts                             339                          320
     Interest on savings deposits                                                  58                           56
     Interest on time deposits                                                    264                          219
     Interest on short-term borrowing                                               0                            2
     Interest on notes payable and redeemable debentures                            0                            0
                                                                                -----                         ----
             Total Interest Expense                                               661                          597
                                                                                -----                        -----
             Net interest income                                                1,534                        1,469
Provision for possible loan losses                                                 40                           85
                                                                                -----                        -----
             Net interest income after provision for possible loan              1,494                        1,384
losses
Noninterest income:                                                             -----                        -----
     Service charges on deposit accounts                                           48                           53
     Net loss on sales of securities                                                0                            0
     Net gain on disposal of assets                                                 0                            2
     Net gain on sale of loans held for sale                                       12                          150
     Other  Mortgage Banking Revenue                                               24                           47
     ATM network revenue                                                          481                          398
     Other                                                                         21                           48
                                                                                -----                         ----
             Total noninterest income                                             586                          698
Noninterest expense:                                                            -----                         ----
     Salaries and related benefits                                                637                          716
     Occupancy                                                                    110                           98
     Equipment                                                                    131                          134
     Professional fees                                                             46                           64
     Stationery and supplies                                                       28                           33
     Other                                                                        447                          444
                                                                                -----                        -----
             Total noninterest expense                                          1,399                        1,489
                                                                                -----                        -----
Income before provision for income taxes                                          681                          593
Provision for income taxes                                                        289                          250
                                                                                -----                        -----
Net Income                                                                       $392                         $343
                                                                                =====                        =====
Earnings per share:
     Average common and equivalent shares outstanding- Primary                960,000                      920,000
                                                                              =======                      =======

     Average common and equivalent shares outstanding- Fully Diluted          960,000                      920,000
                                                                              =======                      =======

     Primary Net income per share                                               $0.41                        $0.37
                                                                              =======                      =======
     Fully Diluted Net income per share                                         $0.41                        $0.37
                                                                              =======                      =======

                                                             (2)

Part 1 Item 1
                               BAY AREA BANCSHARES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                               Three Months                Three Months
                                                                                 Ended                       Ended
                                                                                3/31/97                     3/31/96
Cash flows from operating activities:

    Net Income                                                                   $392                         $343
    Adjustments to reconcile net income to net cash provided
    by operating activities:

      Depreciation of premises and equipment                                       97                          108
      Provision for possible loan losses                                           40                           85
      Net gain loss on sale of assets                                               0                          (2)
      Funding of loans held for sale                                            (947)                      (5,732)

      Proceeds from the sale of loans held for sale                             1,682                        5,076
      Net gain on sale of loans held for sale                                    (12)                        (150)
      Net loss on sale of investment securities                                     0                            0
      Net ammortization and accretion of investment premiums and                   40                           15
discounts
      Net decrease in interest receivable and other assets                       (29)                         (37)
      Net  increase in interest payable and other liabilities                     140                          150
      Net  (decrease)  increase in deferred loan fees                            (52)                           27
                                                                                -----                        -----
          Total adjustments                                                       959                        (460)
                                                                                -----                        -----
          Net cash provided by (used in) operating activities                   1,351                        (117)

Cash flows from investing activities:
    Net decrease in time deposits with other financial institutions                 0                            3
    Proceeds from sale of investment securities                                     0                            0
    Proceeds from the maturity of investment securities
        held to maturity                                                          500                          500
    Mortgage backed securities principal payments                                  95                           50
    Purchase of investment securities held to maturity                          (754)                        (722)
    Purchase of investment securities held for sale                                 0                            0
    Net decrease  in gross loans                                                (398)                      (5,945)
    Proceeds from the sale of Real Estate Owned                                     0                            0
    Capital expenditures                                                         (44)                         (69)
                                                                                -----                       ------
    Net cash used in investing                                                  (601)                      (6,183)
activities

Cash flows from financing activities:
    Net  increase (decrease) in demand deposits,transaction and                 2,498                        (116)
savings
    Net increase in time deposits                                               1,111                        1,355
    Repayment of Federal Funds Purchased                                            0                            0
    Net proceeds of Federal Home Loan Bank advances                                 0                            0
    Proceeds from stock warrants and options exercised                             34                           38
    Cash Dividends paid                                                          (76)                         (67)
                                                                                -----                        -----
                                   Net cash  provided by financing              3,567                        1,210
activities
                                                                                -----                        -----
Net  increase (decrease) in cash and cash equivalents                           4,317                      (5,090)

Cash and cash equivalents,beginning of period                                  17,861                       18,076
                                                                               ------                      -------
Cash and cash equivalents,end of period                                       $22,178                      $12,986
                                                                               ======                       ======

There were $499 and $0 in loans transferred to Real Estate Owned in 1997 and 1996 respectively.

                                                       (3)

BAY AREA BANCSHARES & SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


All adjustments, which in the opinion of management are necessary for a fair statement of the Company's financial condition at March 31, 1997, results of operations for the three month period ended March 31, 1997 and the statement of cash flows for the three month period ended March 31, 1997 have been included. These adjustments are of a normal and recurring nature. The results of operations and statement of cash flows are not necessarily indicative of the results for a full year's activity.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's Annual Report for the year ended December 31, 1996.

All references to the "Bank" are in reference to the Company's sole, and wholly owned, subsidiary Bay Area Bank.
























                                                        (4)

BAY AREA BANCSHARES & SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2A           Financial Condition

Liquidity

Liquid assets (Cash, Federal Funds Sold, Time Deposits with other Financial Institutions and Investments) increased $4.4 million or 14% to $37.1 million over the three month period from December 31, 1996 to March 31, 1997. At year-end, total liquid assets as a percentage of total assets was 31.6%, whereas on March 31, 1997 it had increased to 34.5%. The increase in percentage of liquid assets to total assets was tempered by an increase of $4.2 million or 4.0% in total assets.

Cash & due from banks increased $1.4 million over the first three months of 1997 to $12.4 million at March 31, 1997. During the first three months of 1997 cash and due from banks averaged $11.9 million. The portion of the total cash & due from banks representing ATM ("Automatic Teller Machine") network cash inventory has averaged approximately $3.7 million during 1997 and at March 31, 1997 ATM cash was approximately $3.5 million.

The increase in total liquid assets, during the first three months of 1997, was a primarily a result of an increase in deposits of $3.6 million or 3.9% and a decrease of $729,000 or 1% in net loans outstanding. Deposits have averaged $95.0 million thus far in 1997 while they averaged $88.1 million during the twelve month period ending December 31, 1996. Gross loans outstanding have averaged $69.4 million thus far in 1997 as compared to $66.2 million averaged throughout 1997.

Management believes current liquid assets and current available credit lines are adequate to cover the working capital requirements of the Company and any reasonable needs arising from deposit withdrawals.


Capital

Consolidated equity capital plus reserves increased $422,000 in the first three months of 1997 from $10.8 million or 10.3% of total gross assets at December 31, 1996 to $11.2 million or 10.3% of total gross assets at December 31, 1996.

Bank capital plus reserves totaled $11.2 million on March 31, 1997 or 10.32% of total adjusted assets as compared to capital plus reserves of $10.8 million or 10.33% of total adjusted assets at December 31, 1996. At March 31, 1996 the Bank maintained a tier one capital ratio of 12.75% and a tier two capital ratio of 14.00% as compared to a tier one capital ratio of 11.86%




                                                        (5)
and a tier two capital ratio of 13.11% at December 31, 1996.

The Bank's capital level continues to exceed State and Federal Deposit Insurance Corporation requirements and satisfies the Federal Reserve Board's current risk-based capital Guidelines.


The Bank has declared $50,000 in dividends to the Parent company in the first three months of 1997 and the Company also declared cash dividends to common shareholders of $.09 per share in each of March of 1997. The first quarter dividend represents twenty two consecutive quarterly cash dividends declared by the Parent company to shareholders.


Item 2B           Results of Operations

Results of Operations

Consolidated operating profits were $392,000 ($.41 per fully diluted share vs. $.37 in the prior year) for the first quarter of 1996, the highest first quarter in the company's history. This represents a $49,000 or 14.2% increase over the first quarter of 1996 in when net income was $343,000.

The increase in first quarter earnings in 1997 versus the first quarter of 1996 is a result of an increase in pretax earnings of $88,000 which is comprised of an increase in net interest income of $64,000, a decrease in loan loss provisions of $45,000, and a decrease in noninterest expense of $90,000; offset in part by a decrease in non interest income of $112,000.

The growth in net interest income of 4.4% in the first quarter of 1997 as compared to the first quarter of 1996 is primarily a result of growth in total earning assets in the first quarter of 1997, offset in part by a decrease in net interest margin. Average earning assets in the first three months of 1997 were $92.7 million a $10.8 million or 13.2% increase over the first three months of 1996 when earning assets averaged $81.9 million. The $65,000 increase in net interest margin in the first quarter of 1997 as compared to the first quarter of 1996 was comprised of a $129,000 increase in interest income offset in part by a $64,000 increase in interest expense. Year to date net interest income to total average earning assets (net interest margin) has been 6.62% in the first three months of 1997 as compared to 7.18% in the first three months of 1996. The interest margin compression has been primarily caused by an increase in lower yielding liquid assets. In the first quarter of 1996 the Bank averaged just $2.9 million in Fed Funds Sold while in the first quarter of 1997 the average was $8.0 million. Competition for quality loans and the resulting pricing concessions the Bank has made to grow the loan portfolio also contributed to the compression in net interest margin as the yield on loans was 11.2% in the first quarter of 1996 and 10.7% in the first quarter of 1997.







                                                        (6)

The decrease in loan loss provisions in the first quarter of 1997 of $45,000 as compared to the first quarter of 1996 is primarily a result of the Board's current projection that the Bennet Leasing Assets (book value of $548,000 included in nonaccrual loans at March 31, 1997) will not require further reserves. A proposed settlement is still being reviewed by the Bank's legal counsel and will most likely require certain revisions if it is to be accepted by the Bank.


Non performing assets at March 31, 1997 were $1.53 million or 1.43% of total assets and 99% of loan loss reserves. Non performing assets at December 31, 1996 were $1.67 million or 1.61% of total assets and 112% of loan loss reserves. There were no loans charged off during the first three months of 1996 as compared to $68,000 during the first three months of 1996. Loan loss reserves of $1.54 million at March 31, 1997 represent a ratio of 2.23% of gross loans outstanding as compared to a loan loss reserve of $1.49 million or 2.14% of gross loans at December 31, 1996.


The reduction in non interest income of $112,000 in the first quarter of 1997 as compared to the first quarter of 1996 was primarily a result of the closing of the Bank's mortgage department in February 1997. Mortgage Department revenues were down $161,000 in the first quarter of 1997 as compared to the first quarter of 1996. The department was closed primarily as a result of intense competition which affected the profit margins for such loans sold in the marketplace. The department never reached its budgeted performance goals or contributed a satisfactory return given the risk of operations or the time that was committed by Bank management.

The Bank's ATM revenues were up $83,000 or 21% to $481,000 in the first quarter of 1997 as compared to the first quarter of 1996. The department has contributed $96,000 to pretax profits in 1997 as compared to $36,000 in the first three months of 1996.

Non interest expense was down $90,000 or 6.0% primarily as a result of the closing of the Mortgage Department.



















                                                        (7)

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




BAY AREA BANCSHARES
Registrant


Dated:  May  12, 1997



/s/Robert R. Haight
   Robert R. Haight
President and Chief Executive Officer



/s/Anthony J. Gould
   Anthony J. Gould
Chief Accounting Officer