Form 10-Q
period 1997-06-30
BAY AREA BANCSHARES
filed 1997-08-14
CIK 701153

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D. C. 20549



                                                     FORM 10-Q

                               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934
                                        FOR THE QUARTER ENDED June 30, 1997

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


883,399 Shares of Common Stock Outstanding as of June 30, 1997

Part 1 Item 1
                       BAY AREA BANCSHARES & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (UNAUDITED, IN THOUSANDS)






                                                                    6/30/97                 12/31/96
ASSETS
Cash and due from banks                                              $10,039               $11,011
Federal Funds Sold                                                     1,600                 6,850

     Cash and cash equivalents                                        11,639                17,861
Time deposits with other financial institutions                            0                   100
Investment securities available for sale
  (market value approximates book value)                               2,095                 2,588
Investment securities held to maturity
  (market value of $13,459 in 1997 and $12,203 in 1996)               13,324                12,081
Loans, net of reserve for possible loan losses
    of $1,593 in 1997 and $1,493 in 1996                              79,175                67,012
Loans held for sale                                                        0                   723
Premises and equipment,net                                               721                   811
Real estate owned                                                          0                     0
Interest receivable and other assets                                   1,962                 2,011


     Total assets                                                   $108,916              $103,187






LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Demand                                                            $25,231              $ 23,599
   Interest-bearing transaction                                       45,568                44,493
   Savings                                                             5,846                 5,551
   Time                                                               21,681                19,325

     Total Deposits                                                   98,326                92,968
Interest payable and other liabilities                                   414                   938
Federal funds purchased                                                    0                     0
Federal Home Loan Bank advances                                            0                     0

     Total liabilities                                                98,740                93,906

Sharehoders' equity:

   Common stock, no par value:
     Authorized - 20,000,000 shares; issued & outstanding              4,354                 4,143
      883,339  in 1997 and 839,638 in 1996
   Unrealized (loss) gain on securities held for sale                     (8)                   (5)
   Retained earnings                                                   5,830                 5,143

     Total shareholders' equity                                       10,176                 9,281

     Total liabilities and shareholders' equity                     $108,916              $103,187





                                                     (1)

Part 1 Item 1
                       BAY AREA BANCSHARES & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    Three Months             Three Months
                                                                    Ended                    Ended
                                                                  6/30/97                  6/30/96
Interest Income:
     Interest and fees on loans                                       $1,990                     1,792
     Interest on investment securities                                   253                       195
     Interest on federal funds sold                                       92                        69
     Interest on time deposits with other financial institutions           1                         1

             Total Interest Income                                     2,336                     2,057
Interest Expense:
     Interest on interest-bearing transaction amounts                    349                       324
     Interest on savings deposits                                         59                        56
     Interest on time deposits                                           287                       245
     Interest on short-term borrowing                                      0                         7
     Interest on notes payable and redeemable debentures                   0                         0

             Total Interest Expense                                      695                       632

             Net interest income                                       1,641                     1,425
Provision for possible loan losses                                        80                       150

Net interest income after provision for possible loan loss             1,561                     1,275
Noninterest income:
     Service charges on deposit accounts                                  50                        54
     Net loss on sales of securities                                       0                         0
     Net gain on disposal of assets                                        0                         0
     Net gain on sale of loans held for sale                               0                       158
     Other  Mortgage Banking Revenue                                      51                        45
     ATM network revenue                                                 514                       445
     Other                                                                28                        27

             Total noninterest income                                    643                       729
Noninterest expense:
     Salaries and related benefits                                       519                       654
     Occupancy                                                           122                        97
     Equipment                                                           104                       134
     Professional fees                                                    67                        49
     Stationery and supplies                                              30                        31
     Other                                                               599                       442

             Total noninterest expense                                 1,441                     1,407

Income before provision for income taxes                                 763                       597
Provision for income taxes                                               312                       250

Net Income                                                              $451                      $347

Earnings per share:


 Average common and equivalent shares outstanding- Primary           960,000                   945,000

 Average common and equivalent shares outstanding-Fully Diluted      960,000                   945,000

Primary Net income per share                                           $0.47                     $0.37

     Fully Diluted Net income per share                                $0.47                     $0.37


                                                      (2)

Part 1 Item 1
                       BAY AREA BANCSHARES & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Six Months               Six Months
                                                                   Ended                    Ended
                                                                  6/30/97                  6/30/96
Interest Income:
     Interest and fees on loans                                       $3,846                     3,614
     Interest on investment securities                                   480                       400
     Interest on federal funds sold                                      203                       106
     Interest on time deposits with other financial institutions           2                         3
                                                               -                       -
             Total Interest Income                                     4,531                     4,123
Interest Expense:                                              -                       -
     Interest on interest-bearing transaction amounts                    688                       644
     Interest on savings deposits                                        117                       112
     Interest on time deposits                                           551                       464
     Interest on short-term borrowing                                      0                         9
     Interest on notes payable and redeemable debentures                   0                         0
                                                               -                       -
             Total Interest Expense                                    1,356                     1,229
                                                               -                       -
             Net interest income                                       3,175                     2,894
Provision for possible loan losses                                       120                       235
                                                               -                       -
      Net interest income after provision for possible loan loss       3,055                     2,659
Noninterest income:                                            -                       -
     Service charges on deposit accounts                                  98                       106
     Net loss on sales of securities                                       0                         0
     Net gain on disposal of assets                                        0                         2
     Net gain on sale of loans held for sale                              12                       308
     Other  Mortgage Banking Revenue                                      75                        92
     ATM network revenue                                                 995                       842
     Other                                                                49                        75
                                                               -                       -
             Total noninterest income                                  1,229                     1,425
Noninterest expense:                                           -                       -
     Salaries and related benefits                                     1,156                     1,369
     Occupancy                                                           232                       195
     Equipment                                                           235                       268
     Professional fees                                                   113                       113
     Stationery and supplies                                              58                        64
     Other                                                             1,046                       886
                                                               -                       -
             Total noninterest expense                                 2,840                     2,895
                                                               -                       -
Income before provision for income taxes                               1,444                     1,189
Provision for income taxes                                               601                       500
                                                               -                       -
Net Income                                                              $843                      $689

Earnings per share:

  Average common and equivalent shares outstanding- Primary          960,000                   945,000

  Average common and equivalent shares outstanding- Fully Diluted    960,000                   945,000


     Primary Net income per share                                      $0.88                     $0.73

     Fully Diluted Net income per share                                $0.88                     $0.73


                                                      (3)

Part 1 Item 1
                               BAY AREA BANCSHARES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                Six Months               Six Months
                                                                   Ended                    Ended
                                                                  6/30/97                  6/30/96
Cash flows from operating activities:

    Net Income                                                          $843                      $689
    Adjustments to reconcile net income to net cash provided
    by operating activities:

      Depreciation of premises and equipment                             216                       221
      Provision for possible loan losses                                 140                       235
      Net gain loss on sale of assets                                      0                        (2)
      Funding of loans held for sale                                    (947)                   (8,948)
      Proceeds from the sale of loans held for sale                    1,682                     8,661
      Net gain on sale of loans held for sale                            (12)                     (308)
      Net loss on sale of investment securities                            0                         0
      Net ammortization and accretion of investment premiums and
      discounts                                                            8                        31
      Net decrease in interest receivable and other assets                49                        46
      Net  increase in interest payable and other liabilities           (524)                      (48)
      Net  (decrease)  increase in deferred loan fees                    (97)                        0

          Total adjustments                                              515                      (112)

          Net cash provided by (used in) operating activities          1,358                       577

Cash flows from investing activities:
    Net decrease in time deposits with other financial institutions      100                         3
    Proceeds from sale of investment securities                            0                         0
    Proceeds from the maturity of investment securities
        held to maturity                                               1,715                     1,170
    Mortgage backed securities principal payments                        256                       748
    Purchase of investment securities held to maturity                (2,741)                   (2,183)
    Purchase of investment securities held for sale                        0                         0

    Net decrease  in gross loans                                     (12,197)                   (3,463)
    Proceeds from the sale of Real Estate Owned                            0                         0
    Capital expenditures                                                (126)                     (102)

                  Net cash used in investing activit                 (12,993)                   (3,827)

Cash flows from financing activities:
 Net increase (decrease) in demand deposits,transaction and savings    3,002                     1,508
    Net increase in time deposits                                      2,356                     2,965
    Repayment of Federal Funds Purchased                                   0                    (1,000)
    Net proceeds of Federal Home Loan Bank advances                        0                       500
    Proceeds from stock warrants and options exercised                   211                        62
    Cash Dividends paid                                                 (156)                     (134)

                  Net cash  provided by financing actities             5,413                     3,901

Net  increase (decrease) in cash and cash equivalents                 (6,222)                      651

Cash and cash equivalents,beginning of period                         17,861                    18,076

Cash and cash equivalents,end of period                              $11,639                   $18,727


There were $499 and $0 in loans transferred to Real Estate Owned in 1997 and 1996 respectively.

                                                                           (4)

BAY AREA BANCSHARES & SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


All adjustments, which in the opinion of management are necessary for a fair statement of the Company's financial condition at June 30, 1997, results of operations for the three and six month periods ended June 30, 1997 and the statement of cash flows for the six month period ended June 30, 1997 have been included. These adjustments are of a normal and recurring nature. The results of operations and statement of cash flows are not necessarily indicative of the results for a full year's activity.

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





                                                        (5)

BAY AREA BANCSHARES & SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2A           Financial Condition

Liquidity

Liquid assets (Cash, Federal Funds Sold, Time Deposits with other Financial Institutions and Investments) decreased $5.6 million or 17% to $32.6 million over the six month period from December 31, 1996 to June 30, 1997. At year-end, total liquid assets as a percentage of total assets was 31.6%, whereas on June 30, 1997 it had decreased to 24.8%.

Cash & due from banks decreased $972,000 over the first six months of 1997 to $10.0 million at June 30, 1997. During the first six months of 1997 cash and due from banks averaged $11.6 million. The portion of the total cash & due from banks representing ATM ("Automatic Teller Machine") network cash inventory has averaged approximately $3.6 million during 1997 and at June 30, 1997 ATM cash was approximately $3.1 million.

The decrease in total liquid assets, during the first six months of 1997, was a primarily a result of an increase in gross loans of $11.4 million or 16.8%, offset in part by an increase in deposits of $5.4 million or 5.8%. Deposits have averaged $96.3 million thus far in 1997 while they averaged $88.1 million during the twelve month period ending December 31, 1996. Gross loans outstanding have averaged $71.7 million thus far in 1997 as compared to $66.2 million averaged throughout 1996.

Management believes current liquid assets and current available credit lines are adequate to cover the working capital requirements of the Company and any reasonable needs arising from deposit withdrawals.


Capital

Consolidated equity capital plus reserves increased $949,000 in the first six months of 1997 from $10.8 million or 10.3% of total gross assets at December 31, 1996 to $11.8 million or 10.6% of total gross assets at June 30, 1997.

Bank capital plus reserves totaled $11.5 million on June 30, 1997 or 10.4% of total adjusted assets as compared to capital plus reserves of $10.8 million or 10.3% of total adjusted assets at December 31, 1996. At June 30, 1997 the Bank maintained a tier one capital ratio of 11.62% and a tier two capital ratio of 12.87% as compared to a tier one capital ratio of 11.86%





                                                        (6)
and a tier two capital ratio of 13.11% at December 31, 1996.

On May 27,1997 the Company announced it had adopted a stock repurchase plan to repurchase up to 5% of the Company's outstanding stock or $500,000 (whichever is less). The company did repurchase 3,000 shares in the open market in July at a price of approximately $21.00 per share.

The Bank's capital level continues to exceed State and Federal Deposit Insurance Corporation requirements and satisfies the Federal Reserve Board's current risk-based capital Guidelines.


The Bank has declared $225,000 in dividends to the Parent company in the first six months of 1997 and the Company also declared cash dividends to common shareholders of $.09 per share in March and June of 1997. The second quarter dividend represents twenty three consecutive quarterly cash dividends declared by the Parent company to shareholders.


Item 2B           Results of Operations

Results of Operations

Consolidated operating profits were $451,000 ($.47 per fully diluted share vs. $.37 in the prior year) for the second quarter of 1997, the highest second quarter earnings in the Company's history. This represents a $104,000 or 29.9% increase over the second quarter of 1996 in when net income was $347,000.

Consolidated operating profits were $843,000 ($.88 per fully diluted share vs. $.73 in the prior year) for the first six months of 1997, the highest first half of earnings in the Company's history. This represents a $154,000 or 22.4% increase over the first half of 1996 in which net income was $689,000.

The increase in second quarter earnings in 1997 versus the second quarter of 1996 is a result of an increase in pretax earnings of $166,000 which is comprised of an increase in net interest income of $216,000 and a decrease in loan loss provisions of $70,000, offset in part by a decrease in noninterest income of $86,000 and an increase in non interest expense of $34,000.

The increase in earnings for the first six months of 1997 versus the first six months of 1996 is a result of an increase in pretax earnings of $255,000 which is comprised of an increase in net interest income of $281,000 and a decrease in loan loss provisions of $115,000 and a decrease in noninterest expense of $55,000, offset in part by a decrease in noninterest income of $196,000.

The growth in net interest income of 15.1% in the second quarter of 1997 and 9.7% in the first six months of 1997 is primarily a result of growth in total earning assets offset in part by a decrease in net interest margin. Average earning assets in the second quarter of 1997 were $96.2 million, a $10.1 million or 11.8% increase over the second quarter of 1996 when earning assets averaged $86.1 million. Net interest margin in the second quarter of 1997 was approximately 6.82% as compared to 7.55% in the second quarter of 1996.

                                                        (7)

Average earning assets in the first six months of 1997 were $94.4 million, a $10.5 million or 12.5% increase over the first six months of 1996 when earning assets averaged $83.9 million. Net interest margin in the first six months of 1997 was approximately 6.72% as compared to 6.89% in the first half of 1996.

Yields on earning assets rose in the second quarter of 1997 to 9.71% as compared to 9.56% in the second quarter of 1996. Yields on earning assets are down in the first six months of 1997 to 9.60% as compared to 9.82% in the first six months of 1996.

The decrease in loan loss provisions throughout 1997, despite the 16.8% growth in loans outstanding since December 31, 1996, is a result of improved loan portfolio performance and the Board's current judgement that the Bennet Leasing Assets (book value of $548,000 included in nonaccrual loans at June 30, 1997) would not require further reserves. A settlement was indeed reached in
July of 1997. The Bank received a payment of approximately $465,000 and expects additional payments of approximately $200,000 pursuant to the agreement. The Bank ultimately expects to recover approximately $117,000 of the $318,000 written off in 1996.

Non performing assets at June 30, 1997 (adjusted for the Bennet funding settlement in July) were $816,000 or .74% of total assets and 51% of loan loss reserves. Non performing assets at December 31, 1996 were $1.67 million (including Bennet) or 1.61% of total assets and 112% of loan loss reserves.There were $42,000 in loans charged off during the first six months of 1997 as compared to $68,000 during the first six months of 1996. Loan loss reserves of $1.59 million at June 30, 1997 represent a ratio of 1.96% of gross loans outstanding as compared to a loan loss reserve of $1.49 million or 2.14% of gross loans at December 31, 1996.


The reduction in non interest income of $86,000 in the second quarter of 1997 and $196,000 in the first half of 1997 was a result of the closing of the Bank's mortgage department in February 1997. The department was closed primarily as a result of intense competition which affected the profit margins for such loans sold in the marketplace. The department never reached its budgeted performance goals or contributed a satisfactory return given the risk of operations or the time that was committed by Bank management.

The Bank's ATM revenues were up $69,000 or 15.5% for the second quarter and $153,000 or 18% for the first half of 1997 as compared to the same periods in 1996. The department has contributed $148,000 to pretax profits in the first six months of 1997 as compared to $93,000 in the first six months of 1996.

Non interest expense was up $34,000 in the second quarter but still down $55,000 in the first six months of 1997 as compared to 1996 primarily as a result of the closing of the Mortgage Department.


                                                        (8)

Part 2, Item 4

(a) The 1997 Annual Meeting of the Shareholders of the Registrant was held on May 20, 1997.

(b) The following table shows the votes for, against or withheld, and the broker nonvotes as to each candidate for director. Each candidate was elected.

Name                       Votes For                Votes Against or Withheld               Broker Nonvotes

Mario A. Biagi             654,209                            11.803                             0
John O. Brooks             655,809                            10,203                             0
Gary S. Goss               665,942                                70                             0
Robert R. Haight           653,109                            12,903                             0
Stanley A. Kangas          643,029                            22,983                             0
David J. Macdonald         655,530                            10,483                             0
Thorwald A. Madsen         653,109                            12,903                             0
Dennis W. Royer            643,029                            22,983                             0



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

27 Financial Data Schedule (filed herewith).


                                                       (9)

                                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





BAY AREA BANCSHARES
Registrant

Dated:  August 11, 1997


/s/Robert R. Haight
   Robert R. Haight
President and Chief Executive Officer



/s/Anthony J. Gould
   Anthony J. Gould
Chief Accounting Officer