Form 10-Q
period 1997-09-30
BAY AREA BANCSHARES
filed 1997-11-14
CIK 701153

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


889,781 Shares of Common Stock Outstanding as of September 30, 1997

Part 1 Item 1
                       BAY AREA BANCSHARES & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (UNAUDITED, IN THOUSANDS)



ASSETS                                                                        9/30/97                     12/31/96
Cash and due from banks                                                      $12,436                      $11,011
Federal Funds Sold                                                            10,500                        6,850

     Cash and cash equivalents                                                22,936                       17,861
Time deposits with other financial institutions                                    0                          100
Investment securities available for sale
  (market value approximates book value)                                       1,589                        2,588
Investment securities held to maturity
  (market value of $13,870 in 1997 and $12,203 in 1996)                        13,703                       12,081
Loans, net of reserve for possible loan losses
    of $1,587 in 1997 and $1,493 in 1996                                       79,309                       67,012
Loans held for sale                                                                 0                          723
Premises and equipment,net                                                        674                          811
Real estate owned                                                                   0                            0
Interest receivable and other assets                                            2,033                        2,011


     Total assets                                                            $120,244                     $103,187


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Demand                                                                     $32,879                      $23,599
   Interest-bearing transaction                                                39,241                       44,493
   Savings                                                                      7,114                        5,551
   Time                                                                        28,208                       19,325

     Total Deposits                                                           107,442                       92,968
Interest payable and other liabilities                                          1,165                          938
Federal funds purchased                                                             0                            0
Federal Home Loan Bank advances                                                 1,000                            0

     Total liabilities                                                        109,607                       93,906

 Sharehoders' equity:

   Common stock, no par value:
     Authorized - 20,000,000 shares; issued & outstanding                       4,352                        4,143
      889,781  in 1997 and 839,638 in 1996
   Unrealized (loss) gain on securities held for sale                              (8)                          (5)
   Retained earnings                                                            6,293                        5,143

     Total shareholders' equity                                                10,637                        9,281

     Total liabilities and shareholders' equity                              $120,244                     $103,187





                                                           (1)

Part 1 Item 1
                       BAY AREA BANCSHARES & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                            Three Months                 Three Months
                                                                                 Ended                       Ended
                                                                                9/30/97                     9/30/96
Interest Income:

     Interest and fees on loans                                                $2,148                        1,815
     Interest on investment securities                                            252                          211
     Interest on federal funds sold                                               116                          123
     Interest on time deposits with other financial institutions                    0                            1

             Total Interest Income                                              2,516                        2,150
Interest Expense:
     Interest on interest-bearing transaction amounts                             361                          338
     Interest on savings deposits                                                  69                           55
     Interest on time deposits                                                    340                          251
     Interest on short-term borrowing                                              14                            7
     Interest on notes payable and redeemable debentures                            0                            0

             Total Interest Expense                                               784                          651

             Net interest income                                                1,732                        1,499
Provision for possible loan losses                                                 60                          150

             Net interest income after provision for possible loan losses       1,672                        1,349
Noninterest income:
     Service charges on deposit accounts                                           55                           56
     Net loss on sales of securities                                                0                            0
     Net gain on disposal of assets                                                 0                            0
     Net gain on sale of loans held for sale                                        0                           56
     Other  Mortgage Banking Revenue                                               24                           26
     ATM network revenue                                                          536                          532
     Other                                                                         34                           32

             Total noninterest income                                             649                          702
Noninterest expense:
     Salaries and related benefits                                                642                          635
     Occupancy                                                                    116                           95
     Equipment                                                                    134                          139
     Professional fees                                                             77                           65
     Stationery and supplies                                                       30                           26
     Other                                                                        506                          457

             Total noninterest expense                                          1,505                        1,417

Income before provision for income taxes                                          816                          634
Provision for income taxes                                                        346                          260

Net Income                                                                       $470                         $374

Earnings per share:
     Average common and equivalent shares outstanding- Primary                  960,000                      945,000

     Average common and equivalent shares outstanding- Fully Diluted            960,000                      945,000


     Primary Net income per share                                                  $0.49                        $0.39

     Fully Diluted Net income per share                                            $0.49                        $0.39

                                                             (2)


Part 1 Item 1
                       BAY AREA BANCSHARES & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                           Nine Months                     Nine Months
                                                                               Ended                       Ended
                                                                             9/30/97                       9/30/96
Interest Income:

     Interest and fees on loans                                                $5,994                        5,429
     Interest on investment securities                                            732                          611
     Interest on federal funds sold                                               319                          229
     Interest on time deposits with other financial institutions                    2                            4

             Total Interest Income                                              7,047                        6,273
Interest Expense:
     Interest on interest-bearing transaction amounts                           1,049                          982
     Interest on savings deposits                                                 186                          167
     Interest on time deposits                                                    891                          715
     Interest on short-term borrowing                                              14                           16
     Interest on notes payable and redeemable debentures                            0                            0

             Total Interest Expense                                             2,140                        1,880

             Net interest income                                                4,907                        4,393
Provision for possible loan losses                                                180                          385

             Net interest income after provision for possible loan losses       4,727                        4,008
Noninterest income:
     Service charges on deposit accounts                                          153                          162
     Net loss on sales of securities                                                0                            0
     Net gain on disposal of assets                                                 0                            2
     Net gain on sale of loans held for sale                                       12                          364
     Other  Mortgage Banking Revenue                                               99                          118
     ATM network revenue                                                        1,531                        1,374
     Other                                                                         83                          107

             Total noninterest income                                           1,878                        2,127
Noninterest expense:
     Salaries and related benefits                                              1,798                        2,004
     Occupancy                                                                    348                          290
     Equipment                                                                    369                          407
     Professional fees                                                            190                          178
     Stationery and supplies                                                       88                           90
     Other                                                                      1,552                        1,343

             Total noninterest expense                                          4,345                        4,312

Income before provision for income taxes                                        2,260                        1,823
Provision for income taxes                                                        946                          761

Net Income                                                                     $1,314                                      =
Earnings per share:
     Average common and equivalent shares outstanding- Primary                 960,000                      940,000


     Average common and equivalent shares outstanding- Fully Diluted           960,000                      940,000


     Primary Net income per share                                                  $1.37                        $1.13

     Fully Diluted Net income per share                                            $1.37                        $1.13

                                                             (3)




Part 1 Item 1
                               BAY AREA BANCSHARES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)



                                                                              Nine Months                 Nine Months
                                                                                Ended                       Ended
                                                                               9/30/97                     9/30/96
Cash flows from operating activities:


    Net Income                                                                 $1,314                       $1,062
    Adjustments to reconcile net income to net cash provided
    by operating activities:

      Depreciation of premises and equipment                                      275                          336
      Provision for possible loan losses                                          180                          385
      Net gain loss on sale of assets                                               0                           (2)
      Funding of loans held for sale                                             (947)                     (11,192)
      Proceeds from the sale of loans held for sale                             1,682                       11,020
      Net gain on sale of loans held for sale                                     (12)                        (376)
      Net loss on sale of investment securities                                     0                            0
      Net ammortization and accretion of investment premiums and discounts         69                           50
      Net decrease in interest receivable and other assets                        (22)                      (1,163)
      Net  increase in interest payable and other liabilities                     227                          558
      Net  (decrease)  increase in deferred loan fees                             (28)                          35

          Total adjustments                                                     1,424                         (349)

          Net cash provided by operating activities                             2,738                          713

Cash flows from investing activities:
    Net decrease in time deposits with other financial institutions               100                            3
    Proceeds from sale of investment securities                                     0                            0
    Proceeds from the maturity of investment securities
        held for sale                                                           1,000                            0
    Proceeds from the maturity of investment securities
        held to maturity                                                        1,585                        1,755
    Mortgage backed securities principal payments                                 449                          899
    Purchase of investment securities held to maturity                         (3,733)                      (3,952)
    Purchase of investment securities held for sale                                 0                            0
    Net increase in gross loans                                               (12,653)                      (4,976)
    Proceeds from the sale of Real Estate Owned                                   226                            0
    Capital expenditures                                                         (138)                        (188)

                                   Net cash used in investing activities      (13,164)                      (6,459)

Cash flows from financing activities:
    Net  increase in demand deposits,transaction and savings                    5,591                        7,310
    Net increase in time deposits                                               8,883                        2,619
    Repayment of Federal Funds Purchased                                            0                       (1,000)
    Net proceeds of Federal Home Loan Bank advances                             1,000                            0
    Proceeds from stock warrants and options exercised                            263                           62
    Cash Dividends paid                                                          (236)                        (134)

                                   Net cash  provided by financing activities  15,501                        8,857
Net  increase in cash and cash equivalents                                      5,075                        3,111

Cash and cash equivalents,beginning of period                                  17,861                       18,076

Cash and cash equivalents,end of period                                       $22,936                      $21,187


There were $639 and $130 in loans transferred to Real Estate Owned in 1997 and 1996 respectively.

                                                   (4)

BAY AREA BANCSHARES & SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


All adjustments, which in the opinion of management are necessary for a fair statement of the Company's financial condition at September 30, 1997, results of operations for the three and nine month periods ended September 30, 1997 and the statement of cash flows for the nine month period ended September 30, 1997 have been included. These adjustments are of a normal and recurring nature. The results of operations and statement of cash flows are not necessarily indicative of the results for a full year's activity.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's Annual Report for the year ended December 31, 1996.

In February 1997, the FASB issued SFAS No. 128, "Earning per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock. This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statements for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Management does not believe that the application of this statement will have a material impact on the Corporation's financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 130 and 131 are effective for financial statements issued for periods beginnng after December 15, 1997. Management does not believe that the application of these statements will have a material impact on the Company's financial statements.

All references to the "Bank" are in reference to the Company's sole, and wholly owned, subsidiary Bay Area Bank.


                                                        (5)

BAY AREA BANCSHARES & SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2A           Financial Condition

Liquidity

Liquid assets (Cash, Federal Funds Sold, Time Deposits with other Financial Institutions and Investments) increased $5.6 million or 17% to $38.2 million over the nine month period from December 31, 1996 to September 30, 1997. At year-end, total liquid assets as a percentage of total assets was 31.6%, whereas on September 30, 1997 it had increased slightly to 31.8%.

Cash & due from banks increased $1.4 million over the first nine months of 1997 to $12.5 million at September 30, 1997. During the first nine months of 1997 cash and due from banks averaged $11.6 million. The portion of the total cash & due from banks representing ATM ("Automatic Teller Machine") network cash inventory has averaged approximately $3.6 million during 1997 and at September 30, 1997 ATM cash was approximately $3.3 million.

The increase in total liquid assets, during the first nine months of 1997, was primarily a result of an increase in deposits and advances of $15.5 million or 17%, offset in part by an increase in gross loans of $12.3 million or 18%. Deposits have averaged $98.6 million thus far in 1997 while they averaged $88.1 million during the twelve month period ending December 31, 1996. Gross loans outstanding have averaged $74.2 million thus far in 1997 as compared to $66.2 million averaged throughout 1996.

Management believes current liquid assets and current available credit lines are adequate to cover the working capital requirements of the Company and any reasonable needs arising from deposit withdrawals.


Capital

Consolidated equity capital plus reserves increased $1.4 million in the first nine months of 1997 from $10.8 million or 10.3% of total gross assets at December 31, 1996 to $12.3 million or 10.0% of total gross assets at September 30, 1997.

Bank capital plus reserves totaled $11.8 million on September 30, 1997 or 9.7% of total assets as compared to capital plus reserves of $10.8 million or 10.3% of total adjusted assets at December 31, 1996. At September 30, 1997 the Bank maintained a tier one capital ratio of 11.7% and a tier two capital ratio of 12.9% as compared to a tier one capital ratio of 11.9%



                                                        (6)
and a tier two capital ratio of 13.1% at December 31, 1996.

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


The Bank has declared $450,000 in dividends to the Parent company in the first nine months of 1997 and the Company also declared cash dividends to common shareholders of $.09 per share in March, June and September of 1997. The third quarter dividend represents twenty four consecutive quarterly cash dividends declared by the Parent company to shareholders.


Item 2B           Results of Operations

Results of Operations

Consolidated operating profits were $470,000 ($.49 per fully diluted share vs. $.39 in the prior year) for the third quarter of 1997, the highest third quarter earnings in the Company's history. This represents a $96,000 or 25.7% increase over the third quarter of 1996 when net income was $374,000.

Consolidated operating profits were $1,314,000 ($1.37 per fully diluted share vs. $1.13 in the prior year) for the first nine months of 1997, the highest nine month total in the Company's history. This represents a $252,000 or 24% increase over the first nine months of 1996 in which net income was $1,062,000.

The increase in third quarter earnings in 1997 versus the third quarter of 1996 is a result of an increase in pretax earnings of $182,000 which is comprised of an increase in net interest income of $233,000 and a decrease in loan loss provisions of $90,000, offset in part by a decrease in noninterest income of $53,000 and an increase in non interest expense of $88,000.

The increase in earnings for the first nine months of 1997 versus the first nine months of 1996 is a result of an increase in pretax earnings of $437,000 which is comprised of an increase in net interest income of $514,000 and a decrease in loan loss provisions of $205,000, offset in part by a decrease in noninterest income of $249,000 and a increase in noninterest expense of $33,000.

The growth in net interest income of 15.5% in the third quarter of 1997 and 11.7% in the first nine months of 1997 is primarily a result of growth in total earning assets offset in part by a decrease in net interest margin. Average earning assets in the third quarter of 1997 were $103.2 million, a $14.9 million or 16.9% increase over the third quarter of 1996 when earning assets averaged $88.3 million. Net interest margin in the third quarter of 1997 was approximately 6.71% as compared to 6.79% in the third quarter of 1996.


                                                        (7)

Average earning assets in the first nine months of 1997 were $97.4 million, a $10.5 million or 13.4% increase over the first nine months of 1996 when earning assets averaged $85.9 million. Net interest margin in the first nine months of 1997 was approximately 6.72% as compared to 6.82% in the first half of 1996.

The yield on earning assets rose slightly in the third quarter of 1997 to 9.75% as compared to 9.74% in the third quarter of 1996. The yield on earning assets was down in the first nine months of 1997 to 9.65% as compared to 9.74% in the first nine months of 1996.

The cost of the Bank's deposits and advances (including demand deposits ) which averaged $103.9 million in the third quarter of 1997 rose to 3.02% as compared to 2.88% in the third quarter of 1996 when the deposits and advances averaged $90.3 million. Throughout the first nine months of 1997 deposits and advances have averaged $98.9 million and cost 2.88% while in the first nine months of 1996 the average was $86.7 million and cost 2.89%.

The decrease in loan loss provisions throughout 1997, despite the 18% growth in loans outstanding since December 31, 1996, is primarily a result of improved loan portfolio performance. Non performing assets at September 30, 1997 were $707,000 or .59% of total assets and 45% of loan loss reserves. Non performing assets at December 31, 1996 were $1.67 million or 1.61% of total assets and 112% of loan loss reserves. There have been $113,000 in loans charged off during the first nine months of 1997 as compared to $467,000 during the first nine months of 1996. Loan loss reserves of $1.59 million at September 30, 1997 represent a ratio of 2.04% of gross loans outstanding as compared to a loan loss reserve of $1.49 million or 2.14% of gross loans at December 31, 1996.

The reduction in non interest income of $53,000 in the third quarter of 1997 and $249,000 in the first nine months of 1997 was a result of the closing of the Bank's mortgage department in February 1997. The department was closed primarily as a result of intense competition which affected the profit margins for such loans sold in the marketplace. The department never reached its budgeted performance goals or contributed a satisfactory return given the risk of operations or the time that was committed by Bank management.

The Bank's ATM revenues were relatively flat in the third quarter, up $4,000 or 1% over the third quarter of 1996, but up $157,000 or 11% for the first nine months of 1997 as compared to the same period in 1996. The lack of revenue growth in the third quarter can be attributed to a reduction in machines in operation. Average revenue per machine was up from $9,700 per machine in the third quarter of 1996 to $11,700 per machine in the third quarter of 1997. There was an average of 55 machines in operation in the third quarter of 1996 but just 46 operating in the third quarter of 1997. The reduction in machine was a result of certain contracts that expired in 1997. The Bank hopes to find acceptable machines sites to redeploy all or some of the excess machines in the coming months. The department has contributed $249,000 to pretax profits in the first nine months of 1997 as compared to $173,000 in the first nine months of 1996.

Non interest expense was up $88,000 or 6.2% in the third quarter but up only $33,000, less than 1%, for the first none months of 1997.

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

Dated:  November 10, 1997


/s/Robert R. Haight
Robert R. Haight
President and Chief Executive Officer


/s/Anthony J. Gould
Anthony J. Gould
Chief Accounting Officer