Form 10-K405
period 1997-12-31
BAY AREA BANCSHARES
filed 1998-03-31
CIK 701153

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                                       OR

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
YES X    NO

Aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 1998: $22,466,000
Number of shares of Common Stock outstanding at March 15, 1998:     981,278

                                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS
                                                                         Page
                                     PART I

Item 1.       Business                                                    1

Item 2.       Properties                                                  36

Item 3.       Legal Proceedings                                           37

Item 4.       Submission of Matters to a Vote of Security
              Holders                                                     37

                                     PART II

Item 5.       Market for Registrant's Common Stock and Related
              Stockholder Matters                                         37

Item 6.       Selected Financial Data                                     38


Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         39

Item 7A.      Quantitative and Qualitative disclosures about Market Risk  45

Item 8.       Financial Statements and Supplementary Data                 45

Item 9.       Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure                      66


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant          66

Item 11.      Executive Compensation                                      68

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management                                       70

Item 13.      Certain Relationships and Related Transactions              71

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                         73

              SIGNATURES                                                  76

                                     PART I

Item 1.  Business.

         Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: significant increases in competitive pressure in the banking industry; changes in the interest rate environment which reduce margins; general economic conditions, either nationally or regionally, less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Mateo County; asset/liability matching risks and liquidity risks; costs and potential liabilities arising from data processing problems including those stemming from year 2000 computer malfunctions; changes in the laws and regulations regarding ATM fees, which reduce significantly the Bank's income from ATM service fees; and changes in the securities markets.

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

         (b)      Executive Officers of the Registrant.

Mr. Robert R. Haight, 69, is the owner and founder of Woodside Road Insurance Agency in Redwood City. He is also a licensed insurance broker and agent. Mr. Haight graduated from Redwood City's Sequoia High School, having lived in Redwood City since 1942. He is a past president and director of the Redwood City Chamber of Commerce, the Redwood City Independent Insurance Agents Association, and San Mateo County Independent Agents Association. Currently Mr. Haight is a member of the Sequoia Club in Redwood City. Mr. Haight was elected Chairman of the Board, President and Chief Executive Officer of Bay Area Bancshares in 1991.

Mr. John O. Brooks, 57, began his position as President/Chief Executive Officer and Director of Bay Area Bank and Chief Operating Officer of Bay Area Bancshares on November 2, 1992. In 1995 he was elected to also serve as a director of Bay Area Bancshares. In February of 1998 Mr. Brooks retired and resigned his positions with the Company and the Bank.

Mr. Anthony J. Gould, 36, has been with Bay Area Bank since 1988. He currently serves as the Chief Financial Officer of the Company and Senior Vice President and Chief Financial Officer of the Bank. Prior to his employment at the Bank, Mr. Gould was Controller of Old Stone Bank of California and an auditor at Deloitte and Touche, Certified Public Accountants, in Minneapolis, Minnesota. He successfully completed the uniform Certified Public Accountant's Examination in 1988. Mr. Gould received his MBA in Finance from Cal State-Hayward in 1992 and a BA in Business Administration from The University of Wisconsin - Eau Claire in 1984.

Frank M. Bartaldo, Jr., 49, has been with Bay Area Bank since 1986. He currently serves as Acting President of Bay Area Bank, a position he has held since the retirement of Mr. Brooks in February 1998. Prior to being named Acting President Mr. Bartaldo served as Executive Vice President and Senior Banking Officer of the Bank. In February 1996, Mr. Bartaldo was elected to serve as a director of the company's sole subsidiary, Bay Area Bank. Before his employment at Bay Area Bank, Mr. Bartaldo was a partner in a mortgage banking business and prior to that he was employed for eight years at Wells Fargo Bank. Mr. Bartaldo received his BS in Business Administration from California State University at Chico in 1971. Mr. Bartaldo is Past-President of the Redwood City-San Mateo County Chamber of Commerce.

William A. Peterson, 38, was hired by the Bank in September 1997 as Senior Vice President/Senior Lending Officer. Before his employment with the Bank, Mr. Peterson worked as Vice President, Construction Loan Manager for The Pacific Bank (formerly Burlingame Bank) since 1994. Prior to that he was Vice President at Borel Bank beginning his employment there in 1984. Mr. Peterson graduated from Stanford University in 1982 with BA degrees in both Economics and English.

Mark V. Schoenstein, 41, has been with Bay Area Bank since May, 1988. He currently serves as Senior Vice President, Construction Loan Department. Prior to joining the Bank, Mr. Schoenstein worked two years at Glendale Federal in its Construction Loan Department and worked in construction management prior to that. Mr. Schoenstein is a graduate of the Pacific Coast Banking School (1996), holds a BA in History from San Francisco State University (1982) and is a licensed California general contractor.

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

Existing Locations

         The Bank conducts business from its principal office located at 900 Veterans Boulevard, Redwood City, California. One other location in Redwood City houses the Bank's data processing and accounting activities. See "Item 2-Properties". The Bank also operates 46 (as of December 31, 1997) automated teller machines (ATMs) at 32 additional locations in California.

Deposits

         Most of the Bank's deposits are obtained from individuals, professionals and small to medium-sized businesses. As of December 31, 1997, the Bank had a total of approximately 5,850 accounts consisting of 1,650 noninterest-bearing demand deposit (checking) accounts with an average balance of approximately $17,100 each; 3,133 savings, interest-bearing demand, and money market accounts with an average balance of approximately $15,400 each; and 1,067 certificates of deposit, IRAs and Keoghs with an average balance of approximately $29,100. See "Description of Business - Selected Statistical Information - Deposits and Time Deposits."

         The Bank has a local corporate customer whose total deposit relationship with the Bank comprised approximately 6.4% of the Bank's total deposit balances at 12/31/97. This customer has never borrowed from the Bank and the funds, which had historically been held in a money market deposit account, were transferred to time deposits accounts in September of 1997 which mature at various times in 1998. Bank management believes that some of these funds may be withdrawn from the Bank in 1998 or 1999. Given the Bank's ability to raise cash through taking on additional deposits, using its available credit facilities, and the sale of liquid assets, the loss of these deposits, or any one deposit or a few depositors would not, in the opinion of management, have a material adverse effect on the business of the Bank.

Lending Activities

         The Bank concentrates its lending  activities  primarily in four areas:
1) business loans, 2) short-term real estate loans, with a particular emphasis on providing loans to small to medium-sized businesses, 3) construction lending and 4) consumer/installment loans. As of December 31, 1997 these four loan categories accounted for approximately 26%, 42%, 25% and 7%, respectively, of the Bank's gross loan portfolio. The interest rates charged for the various loans made by the Bank vary with the degree of risk and size and maturity of the loans involved and are generally affected by competition, governmental regulation and current money market rates. As of December 31, 1997 the Bank had gross loans outstanding of $86,012,000 as well as undisbursed loan commitments of approximately $41,174,000. As of December 31, 1996 the Bank had gross loans outstanding of $69,228,000 as well as undisbursed loan commitments of approximately $36,251,000.

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

         At December 31, 1996 $1.02 million in Mortgage department generated loans were categorized as nonaccrual (nonperforming) loans. During 1997, approximately $1.2 million of these loans were repaid fully and three loans totaling $656,000 were foreclosed upon in 1997 with a total charge off to the bank's loan loss reserve of $40,000.

Electronic Funds Services

         In 1993, the Bank started an Electronic Funds Transfer (EFT) Department for the purpose of increasing service fee income primarily by establishing a network of off-site automatic teller machines (ATMs). As of December 31, 1997 the Bank had 46 machines in 32 locations (as compared to 54 machines in 39 locations at December 31, 1996) in California, including tourist centers, horse racing tracks, truck stops and shopping centers. As of December 31, 1997, the Bank's investment in ATMs and related equipment was $1.6 million . This equipment had a book value (cost less accumulated depreciation) of approximately $399,000 at December 31, 1997. Depreciation expense for the Bank's ATM assets was $320,000 in 1997 and $350,000 in 1996. The average cash outstanding in the machines throughout 1997 was $3.5 million as compared to $3.4 million in 1996. The Bank enters into individual agreements with the owner of each site to place the machine; the Bank does not own these premises.

         During 1996, the Bank entered into a buyout agreement with a consultant who assisted in the formation of the EFT Department. The Bank's initial agreement in 1993 with the consultant was to pay him 16% of the department's pretax-profits (after any historical departmental accumulated deficit was refunded) through June 2001. A dispute arose as to how certain items such as equipment depreciation and the cost allocation for the cash the department borrowed from the Bank to fund the machines ($4.0 million in 1996) should be accounted for. The Bank settled the dispute by paying $225,000 to buy out the consultant's present and future interests in compensation from the department's operations. The Bank accelerated the amortization period from 4 to 2 years in 1997. The current amortization expense is $10,000 per month. The settlement will be fully amortized in June of 1998.

         The Bank receives revenue from each transaction based on a service contract negotiated with the management at each site. During 1997, ATM service fee income was $1.48 million and ATM interchange and other income was $440,000. Total revenue from the EFT department was $2.03 million, an increase of $187,000 or 10% over total department revenues in 1996. Total expense for the department was $1.77 million in 1997 , a 7.3% increase over 1996, bringing the EFT department's contribution to pretax income for 1997 to $346,000 as compared to $226,000 in 1996. During 1996, ATM service fee income was $1.34 million and ATM interchange and other income was $540,000. Total revenue from the EFT department was $1.88 million, an increase of $370,000 or 24% over total department revenues in 1995. Total expense for the department was $1.65 million bringing the EFT department's contribution to pretax income for the year to $226,000 as compared to $139,000 in 1995.

         The 1997 results include approximately $209,000 in costs allocated to the department from the Bank, including $197,000 in internal interest charges (@ 5.75% per annum) for the use of funds, and $12,000 in administrative support. Another main component of expense was $253,000 in first line and second line maintenance, which is the cost of servicing these machines by a third party
(i.e. adding cash, clearing paper jams, etc.). The 1996 results include approximately $206,000 in costs allocated to the department from the Bank, including $194,000 in internal charges for the use of funds, and $12,000 in administrative support. See a further discussion of ATM operations at "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Bank expects to increase the number of machines in service and to generate greater transaction levels in 1998, with the intent to continue increasing the profitability of the EFT department. Competition for new ATM sites and bidding for contractual renewals has been intense and is expected to continue. This competition may result in marginally less revenue to the Bank on future new ATM sites and upon site renewals.

         However, the Bank expects its operating costs in the EFT department to go down in 1998 as the amortization of the consultant's settlement will end in June of 1998 and depreciation, which has averaged $370,000 for the past two years, will begin to decline significantly in the second half of 1998 as the remaining undepreciated book value of ATM assets was $399,000 at December 31, 1997. Because the Bank had approximately 15 ATM machines idle at December 31, 1997 it does not expect the level of new capital investments made in previous years to continue in 1998 and 1999.

         Income from the EFT Department may also be reduced or may not increase as expected if state or federal laws are changed to limit the ability of the Bank to place more ATMs in service, or to limit or eliminate the charges the Bank may collect from the use of those ATMs. If this such legislation is adopted, the Bank's income from its ATM network may be severely reduced to the amount the Bank receives from interchange fees. The department could not cover its expenses at that level of revenue.

Year 2000 Computer Programming Status

         The Audit Committee of the Board of Directors is responsible to oversee Bank management's evaluation of any potential effects on the Company's operations as a result of the Year 2000 computer programming problem. The Bank's primary data processing system, (which consists of software that manages loans, deposits, accounting and investments) is provided to the Bank by First Integrated Systems (FIS) of Omaha Nebraska, a subsidiary of First National Bank of Omaha. The programming that controls the deposit function was upgraded in 1997 and is year 2000 compliant. The lending, accounting and investment programs are set to be upgraded in the fourth quarter of 1998. Bank management reports monthly to the Audit Committee on the status and evaluation of these upgrades and all other related software that may have year 2000 exposure. Management has been directed by the committee to contact new vendors for those software providers which have not documented their year 2000 compliance by December 31, 1998.

         In addition to evaluating its own systems, the Loan Committee of the Board of Directors has instructed bank management to include a year 2000 exposure evaluation of all new loans submitted.

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

         The Bank is also a member of the Federal Home Loan Bank of San Francisco (FHLB). The Bank has purchased $320,000 of FHLB stock, which typically pays quarterly dividends at approximately the 90 day treasury bill yield. The Bank sought membership to the FHLB primarily to access the intermediate and long term credit the FHLB offers.

         As a member of the FHLB, the Bank may borrow up to 25% of its assets, subject to collateral and additional FHLB stock purchase requirements. Borrowing is limited to seven times the Bank's FHLB stock holdings ($2.06 million). Borrowings in excess of that amount require the purchase of FHLB stock at a ratio of one dollar of stock for every seven dollars of excess borrowing. The additional stock above the original $320,000 purchase may be retired as the debt is repaid. The Bank borrowed $1.0 million (collateralized by pledged investment grade securities) in July of 1997, $500,000 due in July of 1998 and $500,000 due in July of 1999.

         The Bank does not currently serve, nor does it have plans to serve, as a correspondent to other banks.

Employees

         As of March 15, 1998, the Bank employed 32 full-time employees, including 17 Bank officers, and 9 part-time employees. As of March 15, 1998, the Company employed no full-time or part-time employees. The Bank pays a salary to those individuals who serve as officers of the Bank and the Company. The Bank was reimbursed $12,000 by the Company in 1997 for administrative services rendered by Mr. Gould, Mr. Brooks (who served as the President of the Bank and Executive Vice President and Chief Operating Officer of the Company until February of 1998), and the Bank's accounting staff. Mr. Haight receives remuneration for his services through Director fees. See "Business Executive Officers of the Registrant".

         (d)  Selected Statistical Information

         The following tables present certain consolidated statistical information concerning the business of the Company and its subsidiary (the
Bank). This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations at Item 7, herein, and the consolidated financial statements and the notes thereto included in the Company's 1997 Financial Statements, herein, at Item 8.

Distribution  of  Average  Assets,  Liabilities  and  Shareholders'  Equity
The following table sets forth the distribution of consolidated average assets, liabilities and shareholders' equity for the years ended December 31, 1997 and 1996. Average balances have been computed using daily balances.



                                                                 Year Ended                   Year Ended
                                                                  12/31/97                     12/31/96
                                                           Average                      Average
                                                           Balance       Percent        Balance          Percent
                                                           (000's)      of Total        (000's)         of Total
ASSETS
Cash and Due From Banks                                   $11,350          10.1%        $10,741           11.0%
Taxable Investment Securities                              14,125          12.5%         12,446           12.7
Non-Taxable Investment Securities                           1,196           1.1%          1,395            1.4
Federal Funds Sold                                          8,161           7.2           6,660            6.8
Loans, Net (1)                                             74,745          66.4          64,195           66.2
Premises & Equipment, Net                                     736           0.7             866            0.9
Real Estate Owned                                             126           0.1              18            0.0
Other Assets & Accrued Int. Receivable                      2,186           1.9           1,524            1.6
                                                            -----           ---           -----            ---


Total Assets                                             $112,625         100.0%        $97,845          100.0%
                                                         ========         ======        =======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest-Bearing Transaction Accounts                    44,683          39.7%         41,993           42.9%
  Demand                                                   26,357          23.4          22,456           23.0
  Savings                                                   6,191           5.5           5,432            5.6
  Time                                                     23,649          21.0          18,227           18.6
                                                           ------          ----          ------           ----
  Total Deposits                                          100,880          89.6          88,108           90.0

Other Borrowings                                              518           0.5             284            0.3
Other Liabilities & Accrued Interest                        1,004           0.8             773            0.8
Shareholders' Equity                                       10,283           9.1           8,680            8.9

Total Liabilities & Shareholders' Equity                 $112,685         100.0%        $97,845          100.0%
                                                         ========         ======        =======          ======
--------------------

1 Average loans include nonaccrual loans and are net of the allowance for loan losses.

Interest Rates and Differentials

        The following table sets forth information for the periods indicated concerning interest-earning assets and interest-bearing liabilities, and respective average yields or rates, the amount of interest income or interest expense, the net interest margin and net interest spread.



                                                                       Year Ended December 31, 1997
                                                                                Interest
                                                                 Average         Income/            Average
                                                                 Balance         Expense            Yield/
                                                                 (000's)         (000's)             Rate
INTEREST-EARNING ASSETS
Taxable Investment Securities                                   $14,125              971              6.9%
Non-Taxable Investment Securities1                                1,196               58              4.8
Federal Funds Sold                                                8,161              462              5.7
Loans (Net of loan loss allowance)2,3                            74,745            8,243             11.0
                                                                 ------            -----             ----
   Total Interest-Earning Assets                                $98,227           $9,734              9.9%
INTEREST-BEARING LIABILITIES
Deposits:
     Interest-Bearing Transaction Accounts                       44,683            1,364              3.1%
     Savings                                                      6,191              262              4.2
     Time                                                        23,649            1,299              5.5
Other Borrowings                                                    518               28              5.4
                                                                    ---               --              ---

Total Interest-Bearing Liabilities                              $75,041           $2,953              3.9%
                                                                =======           ======              ====
Net Interest Income and Margin4                                                   $6,781              6.9%
                                                                                  ======              ====
Net Interest Spread5                                                                                  6.0%
                                                                                                      ====



                                                                       Year Ended December 31, 1996
                                                                                Interest
                                                                 Average         Income/            Average
                                                                 Balance         Expense            Yield/
                                                                 (000's)         (000's)             Rate
INTEREST-EARNING ASSETS
Taxable Investment Securities                                    12,445              777              6.2
Non-Taxable Investment Securities1                                1,395               61              4.4
Federal Funds Sold                                                6,660              355              5.3
Loans (Net of loan loss allowance)2,3                            64,195            7,208             11.2
                                                                 ------            -----             ----

   Total Interest-Earning Assets                                $84,695           $8,401              9.9%
INTEREST-BEARING LIABILITIES
Deposits:
     Interest-Bearing Transaction Accounts                      $41,993            1,320              3.1%
     Savings                                                      5,432              230              4.2
     Time                                                        18,227              974              5.3
Other Borrowings                                                    284              15               5.6%
                                                                    ---              --
Total Interest-Bearing Liabilities                              $65,936           $2,539              3.9%
                                                                =======           ======              ====
Net Interest Income and Margin4                                                   $5,862              6.9%
                                                                                  ======              ====
Net Interest Spread5                                                                                  6.1%
                                                                                                      ====

---------------

1 Yields on non-taxable  investment  securities are not tax adjusted.
2 Averageloans  include  nonaccrual  loans and are net of  allowances  for possible  loan losses.
3 Loan interest  income  includes loan fees of $599,000 and $505,000 in
1997 and 1996,  respectively.
4 Net interest margin is computed by dividing net
interest income by total average  interest-earning assets.
5 Net interest spread represents the average yield earned on interest-earning  assets less the average rate paid on interest-bearing liabilities.

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


                                                                         Year Ended December 31, 1997
                                                                            Compared to 1996
                                                                 Volume           Rate               Total
                                                                 (000's)         (000's)            (000's)
INCREASE (DECREASE) IN INTEREST INCOME

Taxable Investment Securities                                       98               96               194
Non-Taxable Investment Securities                                   (9)               6                (3)
Federal Funds Sold                                                  80               27               107
Loans                                                            1,185             (150)            1,035
                                                                 -----             -----            -----

Total                                                           $1,354            $ (21)          $ 1,333

INCREASE (DECREASE) IN INTEREST EXPENSE

Interest-Bearing Transaction Accounts                               85              (41)               44
Savings Deposits                                                    32                0                32
Time Deposits                                                      290               35               325
Other Borrowings                                                    12                1                13
                                                                    --                -                --
     Total                                                         419               (5)              414
                                                                   ---               ---              ---
     Change in Net Interest Income                               $ 935             $(16)            $ 919
                                                                  =====            =====            =====


                                                                          Year Ended December 31, 1996
                                                                            Compared to 1995

                                                                 Volume           Rate               Total
                                                                 (000's)         (000's)            (000's)
INCREASE (DECREASE) IN INTEREST INCOME

Taxable Investment Securities                                      178               12               190
Non-Taxable Investment Securities                                   (9)               0                (9)
Federal Funds Sold                                                (165)             (38)             (203)
Loans                                                            1,450             (534)              916
                                                                 -----             -----              ---

   Total                                                        $1,454            $(560)             $894

INCREASE (DECREASE) IN INTEREST EXPENSE

Interest-Bearing Transaction Accounts                             $187            $(131)              $57
Savings Deposits                                                    42              (14)               28
Time Deposits                                                      160               56               216
Other Borrowings                                                     0               16                16
                                                                     -               --                --
     Total                                                         389              (73)              316
                                                                   ---              ----              ---

     Change in Net Interest Income                              $1,065            $(487)             $578
                                                                 =====            ======             ====

GAP Table

         The following table shows the Company's interest sensitive assets and liabilities based on respective maturity dates or earliest repricing opportunities (whichever is earliest) as of December 31, 1997 (in thousands of dollars). Mortgage-backed securities are shown based on expected cash flows which includes prepayments of principal. Non accrual loans of $373,000 are excluded from the table below. Adjustable rate loans which have reached an interest rate floor or ceiling are considered fixed rate loans in accordance with FDIC accounting guidelines.


                                    3 Months       3 to 6       6 Months          1 Year     More than
                                     or Less       Months      to 1 Year      to 5 Years       5 Years         Total
ASSETS
Fed Funds Sold                       $7,500           $ 0            $ 0            $ 0             $0        $7,500
 Investments                            940         1,123          2,135           8,988         2,402        15,588
Gross Loans                          44,181        12,944          7,933          12,174         8,407        85,639
                                    --------       ------        -------         -------         -----       -------

Total (A)                           $52,621       $14,067        $10,068         $21,162      $10,809       $108,727
                                    ========      =======        =======         =======      ========      ========

LIABILITIES
Money Market & Savings               $48,157           $0            $0               $0          $ 0        $48,157
Time Deposits                         14,038        7,227          6,529           3,227             0        31,021
                                      ------       ------         ------           -----             -        ------
Total (B)                            $62,195       $7,227        $ 6,529          $3,227         $   0      $ 79,178
                                     =======       ======        =======          ======         =====      ========

GAP (A) - (B)                       ($9,574)      $6,840          $3,539         $17,935       $10,809       $29,549
                                    ========      =======         ======         =======       =======       =======

GAP / (A) %                          -18.19%       48.62%         35.15%          84.75%       100.00%        27.18%
                                     =======       ======        =======          ======       =======        ======


Cumulative GAP                     ($9.574)      ($2,734)        ($ 805)          18,740       $29,549       $59,098
                                   =========     ========        =======          ======       =======       =======

Cumulative GAP %                     -18.19%       -4.10%          1.05%          19.14%        27.18%        27.18%
                                    ========     ========         ======          ======        ======       =======


         The table shows the Company had approximately $76.8 million dollars in assets and $76.0 million in liabilities which mature or can reprice during 1997. This indicates a cumulative one year GAP position of approximately $805,000 or 1.1% of one year assets. Because $805,000 million more liabilities than assets can mature or reprice in 1998, the Company was slightly liability sensitive, on a simple GAP basis, at December 31, 1997 (i.e., net interest margin will most likely expand when rates rise and compress if rates fall).

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

        The Company's net interest margin (net interest income divided by average earning assets, see Item 1 "Business, Interest Rates and Differentials") was 6.9% in 1997, 6.9% in 1996 and 7.2% in 1995. The Company uses a computer software program which goes beyond a simple GAP analysis in its asset and liability management and measurement of interest rate exposure. This software quantifies and estimates the speed that different indexes and rates move relative to each other as well as the effect of interest rate "ceilings and floors." It also estimates the repricing speed that will most likely occur in the Company's deposit portfolio. This information is used as an indicator of the Company's real interest rate risk position, and to determine the pricing of loans and deposits, as well as to make investment decisions.

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

        The Company held U.S. Treasury and Mortgage-backed Securities with a carrying value of approximately $1,106,000 at December 31, 1997, as "Available for Sale" (see "Item 8 - Financial Statements and Supplemental Data", footnote 1d and 3) pursuant to Financial Accounting Standard Board Statement No. 115 (SFAS No. 115). Mortgage-backed securities are government issued instruments whose underlying collateral are generally first deeds of trusts conforming single family mortgages. The cash flows on these instruments are determined by the homeowners' whose notes comprise the collateral. The Company's intent is to hold the remainder of the instruments until maturity and management believes that the Company has the ability to do so.

        The total investment portfolio at December 31, 1997 and 1996 had an average expected maturity of approximately 2.8 and 2.2 years, respectively. Expected maturity differs from actual maturity in the case of mortgage-backed securities due to the possibility of the loans being paid-off or refinanced before the maturity date.

        At December 31, 1997, the Company's total investment portfolio (which includes both available for sale and held to maturity securities) had a net unrealized gain of $198,000 (or 1.27% of the total portfolio), while on December 31, 1996 there was a $127,000 net unrealized gain (0.87% of the total portfolio). The increase in the market value of the portfolio was primarily a result of declining interest rates in the bond market in 1997, which increased the relative market value of the Company's fixed rate bond portfolio.

        The Company has purchased municipal securities since June 1991 in an effort to lower the Company's effective tax rate. The Company held municipal securities with an amortized cost of $1.01 million at December 31, 1997 and $1.18 million at December 31, 1996. The Company's effective book tax rate was 41.1% in 1997, 40.3% in 1996 and 40.9% in 1995.

        The amortized cost and market value of the portfolio of investment securities as of December 31, 1997 and 1996 were as follows:


                     INVESTMENT SECURITIES HELD TO MATURITY

                                                                           December 31, 1997
                                                           Amortized            Market            Unrealized
                                                             Cost                Value            Gain(Loss)
                                                            (000's)             (000's)             (000's)
U.S. Treasury and Securities of
Other Government Agencies and Corporations                 $4,829               $ 4,852                 $23
States of the U.S. and Political Subdivisions               1,007                 1,027                  20
Mortgage Backed Securities                                  8,646                 8,804                 158
                                                           -------              -------                 ---
Total

                                                          $14,482               $14,683               $ 201
                                                          ========              =======               =====


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
                                                           =======              =======                ====


                    INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                                           December 31, 1997
                                                           Amortized            Market            Unrealized
                                                             Cost                Value            Gain(Loss)
                                                            (000's)             (000's)             (000's)
U.S. Treasury Securities                                   $ 513                  $513               $ ---
Mortgage Backed Securities                                   596                   593                 (3)
                                                             -----                 ----               ----

Total                                                     $1,109                 $1,106               $ (3)
                                                           =======               ======               =====



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
                                                             =====               ======              ======


         The following table is a summary of the relative maturities and weighted average yields of investment securities as of December 31, 1997. Yields on securities have been calculated by dividing interest income, adjusted for amortization of premium and accretion of discount, by the amortized cost of the related securities. Yields on mortgage-backed securities have been calculated using management's estimate of the expected life of the instrument. Yields on municipal securities are calculated on a tax equivalent basis using a tax rate of 40%.

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

     Amount (000's)                                         $1,499                    $390                $1,795
     Yield                                                   6.21%                    6.90%                7.09%
     Maturing After One but Within
     Five Years
     Amount (000's)                                         $3,010                    $202                $5,184
     Yield                                                   6.15%                    6.64%                7.28%
     Maturing After Five but Within
     Ten Years
     Amount (000's)                                           $0                       $0                 $1,667
     Yield                                                                                                 8.0%
     Maturing After Ten
     Amount (000's)                                           $0                      $414                  $0
     Yield                                                                            8.54%


                               EQUITY SECURITIES*
                                                         U.S. Treasury              States of
                                                       and Securities of          the U.S. and           Mortgage
                                                       Other Government             Political             Backed
                                                    Agencies & Corporations       Subdivisions          Securities


     Amount (000's)                                          $320                      $0                   $0
     Yield*                                                  6.59%

     *Equity Securities consist of Federal Home Loan Bank stock.



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

     Amount (000's)                                          $514                      $0                   $0
     Yield                                                   5.61%

     Maturing After One but Within
     Five Years                                               $0                       $0                  $596
     Yield                                                                                                 5.89%

Loan Portfolio

The following table shows the composition of loans by type of loan or borrower as of December 31, 1997 and 1996:

                                                           December 31, 1997               December 31, 1996
                                                                     (000's)                         (000's)

         Commercial and Financial                                    $20,679                         $20,019
         Real Estate--Construction                                    20,978                          10,799
         Real Estate--Mortgage                                        38,567                          33,978
         Installment Loans to Individuals                              5,788                           4,432
                                                                       -----                           -----
              Total                                                  $86,012                         $69,228
         Less:
           Reserve for Possible Loan Losses                            1,658                           1,493
                                                                       -----                           -----
         Net Loans                                                   $84,374                         $67,735
                                                                     =======                          ======



         Total gross loans increased 24.2% or $17.5 million from $69.2 million at December 31, 1996 to $86.0 million at December 31, 1997. Gross loans averaged $76.3 million in 1997, an increase of $10.1 million or 15.2% in comparison to average net portfolio loans of $66.2 million in 1996.

         The Company's market area is primarily suburban and within commuting distance of downtown San Francisco and San Jose. Housing prices in the San Francisco Bay Area escalated rapidly in the late 1980's, creating demand for more affordable new home construction. The housing market slump beginning in 1990 resulted in decreased demand and decreasing property values that continued through 1994. Property values began to stabilize in 1995 and appreciate in 1996 and 1997. Throughout 1997 and thus far in 1998 there is a very low inventory of single family homes available for sale in San Mateo County (approximately 50% less for sale inventory than the average of the past five years) and the market is continuing to appreciate. The Bank is located less than ten miles from the corporate headquarters of a number of large growing companies such as Oracle Corporation, Sun Microsystems, Electronic Arts, Visa International, DHL Airfreight, Oral B (dental products), Raychem Corporation, and Silicon Graphics. Bank management expects that continued growth in these companies will result in continued demand for commercial and residential real estate and that continued demand will increase the value of much of the collateral that secures the Bank's real estate loans.

         Commercial and financial lending is typically to professional corporations and companies with sales from $1 million to $10 million. Commercial revolving lines of credit are made for short-term working capital purposes and are normally secured by business assets, the majority of which is commercial real estate. The Company evaluates these lines based upon the borrower's ability to service the debt through its business trade cycles. Business term loans are granted for expansion or equipment acquisition. These loans are typically repaid within five years and are granted after evaluation of the borrowers' ability to service the debt through its business operations.

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

         The Company's policy is to maintain an interest reserve for the life of a construction loan, or verify adequate cash reserves or income sources to service the loan. Progress payment disbursements are made upon receipt of lien waivers, or after analysis of the project's progress by a Construction Loan Officer. The construction lending officers for the loan also make unannounced visits to the site. Construction and land loan balances averaged $18.9 million in 1997 compared to $12.3 million in 1996, an increase of 53%. There were no construction loans transferred to real estate owned in 1997 or 1996.

         Aside from its construction lending, the Company generally does not make long term first deed of trust, one to four family real estate loans to be held in portfolio. However, in the event that such a loan is made, the loan amount will generally not exceed 75% of the current market value of the collateral on owner occupied properties. For non-owner occupied first deed of trust, one to four family real estate loans, the Company typically requires that the loan-to-value ratio be no more than 70%. Fixed rate loans of this type have a maturity of five years or less. Loans with annual or more frequent rate adjustment periods have a maximum maturity of fifteen years. Loan amortizations do not exceed twenty-five years.

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

         The Company had standby letter of credit commitments aggregating $1,205,000 and $327,000 at December 31, 1997 and December 31, 1996,
respectively. In addition, the Company had commitments to grant $21.2 million in real estate construction loans, $14.6 million in commercial loan and other real estate loans and $5.4 million in consumer loans (including home equity loans) at December 31, 1997. As a result of the local economic expansion and the increased demand for commercial and residential real estate, Construction lending commitments increased from $15.5 million at December 31, 1996 to $21.2 million at December 31, 1997.

Loan Concentrations

         The Company held $20.7 million, or 24% of the Company's total loans, in loans categorized as commercial and financial at December 31, 1997. Since a majority of these loans are to businesses in the San Mateo County area, a major economic recession in that area could have a significant and detrimental impact on the Company.

         There were also $38.6 million, or 45% of total loans, in real estate mortgage loans. These loans are generally secured by first deeds of trust on commercial properties and are due in five years or less.

         At December 31, 1997, approximately $21.0 million or 24% of the Company's total loans consisted of real estate construction loans. In addition, as discussed above, undisbursed construction loan commitments totaled $21.2 million.

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

Maturity Distribution and Interest Rate Sensitivity of Loans

            The following tables show the estimated maturity distribution (in thousands of dollars) of the Company's loan portfolio, as of December 31, 1997. The timing of payments is based on the final maturity of the loans, rather than amortization schedules. Non accrual loans of $373,000 are excluded from the table below. Adjustable rate loans which have reached an interest rate floor or ceiling are considered fixed rate loans in accordance with FDIC accounting guidelines.

Commercial Loans:
   Loans with a Remaining Maturity of:
   One Year or Less                                  $15,973
              Over One Year to Five Years              3,785

              Over Five Years                            548
                                                        ----
              Total                                 $ 20,306
                                                     =======
              Construction Loans
         Loans with a Remaining Maturity of:
              One Year or Less                     $ 20,978
              Over One Year to Five Years                 0
              Over Five Years                             0
                                                         -
              Total                                $ 20,978
                                                   ========

         Real Estate, Installment and Other
         Loans with a Remaining Maturity of:
              One Year or Less                    $  28,107
              Over One Year to Five Years             8,389
              Over Five Years                         7,859
                                                     -------
Total                                               $ 44,355

         Grand Total                                $ 85,639
                                                    ========

  Total Loans Due in One Year or More Fixed Rate Loans with a Remaining Maturity of:

              Over One Year to Five Years           $ 10,076
              Over Five Years                          6,943
                                                     -------
              Total Fixed Rate loans due in
              One Year or More                      $ 17,019
                                                    ========


  Variable Rate Loans with a Repricing Frequency Of:
  Annually or more frequently, but less
  frequently than quarterly                         $ 23,486
                                                    --------
  Total Variable Rate Loans due in One Year or More $ 23,486
                                                    ========

  Total Loans due in One Year or More               $ 40,505
                                                    =======

Nonaccrual, Past Due and Restructured Loans

         The following table shows the amount of loans classified as nonaccrual, 90 days or more past due as to principal and/or interest and restructured (as defined in Statement of Financial Accounting Standards 15) as of December 31, 1997 and 1996:


                                                         December 31,                   December 31,
                                                             1997                           1996
                                                            (000's)                        (000's)

Nonaccrual Loans                                              $373                         $1,431
Accruing Loans Past Due 90
     Days or More                                                0                            234
     Restructured Loans                                          0                              0
                                                             -----                          -----

     Total                                                    $373                         $1,665
                                                              ====                         ======


         At December 31, 1997 and 1996, the Company carried an unsecured loan, with a principal balance of $10,000 at December 31, 1997, on nonaccrual status. The borrower has maintained current interest payments since the loan was originally made. Despite making principal reductions of $490,000 on the original loan of $500,000, the borrower did not meet the original schedule of principal reductions, and the Bank did not recognize the interest payments (totaling approximately $130,000 to date ) as interest income. Instead the bank has credited these interest payments to the principle balance of the loan. Thus, although the Bank records this loan at $10,000 in its loan balances at December 31, 1997, the borrower still owes the Bank approximately $140,000 ($10,000 principal + $130,000 in deferred interest). If the borrower continues to make regular payments the Company will most likely recognize begin to recognize deferred interest income in 1998 (approximately $130,000 at December 31, 1997) after the remaining $10,000 in principal has been retired.

         There were four loans totaling $373,000 past due 90 days or more at December 31, 1997. There were nine loans totaling $1.67 million past due 90 days or more at December 31, 1996. There were seven loans totaling $339,000 past due 90 days or more at December 31, 1995. Loans past due 30 days or more but less than 90 days at December 31, 1997, 1996 and 1995, totaled $1.23 million, $435,000 and $509,200, respectively. The $795,000 increase in delinquent loans accruing interest between December 31, 1996 and December 31, 1997 was due to four loans totaling $944,000 (76% of the total) which were delinquent at year end, but were current or paid off by February 28,1998.

         At December 31, 1996 the bank held approximately $548,000 in loans secured by lease contracts, originally sold to the Bank by the now bankrupt Bennett Funding and Bennett Leasing, which had an original principal balance of $872,000 before a charge-off of $318,000 in 1996. Pursuant to an agreement the Bank entered into in early 1997 the Bank has received payments in 1997 which retired the entire $548,000 balance. An additional $9,600 was received which was recorded as a recovery to loan loss reserves in 1997. Under the terms of the agreement, the Bank expects to receive an additional amount of approximately $45,000 which will be booked as a recovery to the Bank's loan loss reserve in 1998 if collected.

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

         Interest income on loans on nonaccrual status during the year ended December 31, 1997 that would have been recognized in 1997 if the loans had been current in accordance with their original terms, totaled $53,000.

         There were no loans, other than $373,000 in nonaccrual loans at December 31, 1997 and $1,431,000 at December 31, 1996 which are discussed above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with the existing loan repayment terms. The Company adopted Financial Accounting Standards Board Statement No. 114 (SFAS No. 114), Accounting by Creditors for Impairment of a Loan, effective January 1, 1995. As a result of applying the new rules, certain impaired loans, generally non-accrual loans, are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The valuation allowance for impaired loans at December 31, 1997 under SFAS No. 114 was $93,000 ($258,000 at December 31, 1996) which is included in the Company's allowance for possible loan losses.

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

         The above factors used by management are essentially judgmental. After reviewing these factors, management has established the allowance at $1,638,000 or 1.90% of total gross loans at December 31, 1997. There can be no assurance that in any given period the Company might not sustain charge-offs which are substantial in relation to the size of the allowance. Loans are charged to the allowance for possible loan losses when a loss is considered probable. It is the policy of management to make additions from earnings to the allowance in relation to anticipated loan charge-offs and the inherent risk given the portfolio's composition. The continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future allowance levels.

         An analysis of the reserve for loan losses for the fiscal years ending December 31, 1997 and 1996 follows:

                                                                                  1997            1996
                                                                               (000's)         (000's)
     Allowance for possible loan losses--January 1                              $1,493          $1,516

     Loans Charged Off:
     Commercial and Financial                                                     (81)           (459)
     Real Estate--Construction                                                       0               0
     Real Estate--Mortgage                                                        (40)            (30)
     Installment Loans to Individuals                                             (14)            (21)
                                                                                  ----            ----
     Total Loans Charged Off                                                     (135)           (510)
     Recoveries:
     Commercial and Financial                                                       39              28
     Real Estate--Construction                                                       0               0
     Real Estate--Mortgage                                                           1              24
     Installment Loans to Individuals                                                0               0
                                                                                     -               -
     Total Recoveries                                                               40              52
                                                                                    --              --

     Net Charge-Offs                                                              (95)           (458)
     Provision for Possible Loan Losses                                            240             435
                                                                                   ---             ---
     Allowance for Possible Loan Losses--December 31                            $1,638          $1,493
                                                                                ======          ======

     Charge-Offs Percentage of
       Average Outstanding Loans                                                 0.12%           0.69%
     Allowance For Possible Loan Losses as a
        Percentage of Gross Loans at Year End                                    1.90%           2.16%
     Allowance For Possible Loan Losses as a
        Percentage of Non-Performing Loans                                        439%             96%
     Non-Performing Loans as a Percentage of
        Gross Loans at Year End                                                  0.46%           2.07%
     Non-Performing Assets as a Percentage of
        Total Assets at Year End                                                 0.31%           1.39%

     Loans:


     Average Gross Loans Outstanding During Year                               $76,310         $66,235
     Total Gross Loans at End of Year                                          $86,012         $69,228


As illustrated in the table above, loan charge-offs exceeded recoveries by $95,000 in 1997 and by $458,000 in 1996.

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

         While it is the Company's policy to charge off in the current period those loans where a loss is considered probable, there also exists the risk of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Because this risk is continually changing in response to factors beyond the control of the Company, such as the state of the economy, management's decisions as to the level of the provision are necessarily subjective and approximate.

         At December 31, 1997 commercial loans comprised approximately 24% of gross loans, real estate mortgage loans were 45%, real estate construction loans were 24% and installment and other loans were 7%. At December 31, 1996 commercial loans comprised approximately 29% of gross loans, real estate mortgage loans were 49%, real estate construction loans were 16% and installment and other loans were 6%.

The allowance for possible loan losses at December 31, 1997 was $1,638,000 compared to $1,493,000 at December 31, 1996 and was allocated approximately as follows:

                                                             12/31/97                 12/31/96

          Commercial loans                                   $700,000                 $800,000
          Real estate mortgage                                350,000                  300,000
          Real estate construction                            500,000                  300,000
          Installment loans                                   $88,000                   93,000

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

Real Estate Owned

         At December 31, 1997 and 1996, the Company had no real estate owned ("REO"). During 1997 the Company transferred $870,000 ($656,000 of which were included in nonaccrual loans at December 31, 1996) in loans to real estate owned. All properties were sold in 1997 and resulted in a total charge-off to the Company's loan loss reserve of $40,000 at the time of foreclosure.

Deposits

         The following table reflects average balances and the average rates paid for the major categories of deposits for the years ended December 31, 1997 and 1996:


                                                                               Year Ended December 31,
                                                    1997 Average           1997        1996 Average        1996
                                                         Balance        Average             Balance     Average
                                                         (000's)           Rate             (000's)        Rate
       Non-interest bearing demand deposits              $26,357            --%             $22,456         --%
       Interest bearing transaction  accounts             44,683           3.1%              41,993        3.1%
       Savings Deposits                                    6,191           4.2%               5,432        5.3%
       Time Deposits                                      23,649           5.5%              18,227        5.6%
                                                          ------           ----              ------        ----

       Total Deposits                                   $100,880          2.90%             $88,108       2.87%
                                                        ========          =====             =======       =====


Time Deposits

       The following table sets forth, by time remaining to maturity, the domestic time deposits at December 31, 1997.

                                                              December 31, 1997
                                                                     (000's)
Time Deposits Maturing In:
       Three months or less                                          14,038
       Over three through six months                                  7,227
       Over six through twelve months                                 6,529
       Over twelve months                                             3,227
                                                                      -----
            Total                                                   $31,021


       The following table sets forth, by time remaining to maturity, the domestic time deposits over $100,000 at December 31, 1997.

                                                              December 31, 1997
                                                                      (000's)
Time Deposits Maturing In:
       Three months or less                                          10,643
       Over three through six months                                  4,805
       Over six through twelve months                                 2,822
       Over twelve months                                             1,887
                                                                      -----
            Total                                                   $20,261

Selected Financial Ratios

       The following table sets forth certain financial ratios for the periods indicated (averages are computed using monthly figures, see "Item 8 - Financial Statements and Supplemental Data", footnote 1j, for a description of earnings per share computations):



                                                                Year Ended December 31,
                                                                 1997            1996
Net income to:
       Average total assets                                       1.60%           1.45%

       Average shareholders' equity                              17.56%          16.30%

       Cash dividend payments to:
       Net income                                                18.50%          19.57%
       Average shareholders' equity                               3.25%           3.19%

       Common Stock Dividend per share to:
       Earnings per common share                                 18.14%          19.53%
       Earnings per common share - assuming dilution             20.11%          21.85%

       Average shareholders' equity to:
       Average total assets                                       9.13%           8.87%


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

However, smaller independent financial institutions also represent a competitive force. To illustrate the Company's relative market share, total deposits in financial institutions in Redwood City, California (the Bank's primary market place) at December 31, 1997 approximated $2.2 billion. Based on this Company's best available data, thismarket is allocated approximately as follows: Banks 35%, Savings and Loans 23% and Credit Unions 42%. The Company's deposits at December 31, 1997 represent approximately 4.9% of total deposits and approximately 14.0% of bank deposits.

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

         The Board has the authority to examine the Company periodically. During 1997, the Board adopted a policy for risk-focused supervision of small bank holding companies that do not engage in significant non-banking activities. Under the new policy, examinations will focus on whether the Company has systems in place to manage the risks inherent in its business. In analyzing risk, the Board will look at the financial condition of the Company and the Bank, management, compliance with laws and regulations, inter-company transactions and any new or contemplated activities.

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

         The Company and its subsidiary are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. The Company and the Bank are prohibited from engaging in certain tie -in arrangements in connection with the extension of credit. For example, the Bank generally may not extend credit on the condition that the customer obtain some additional service from the Bank or the Company,or refrain from obtaining such service from a competitor.

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

Bank Regulation

         The Bank is subject to regulation, supervision and regular examination by the California Commissioner of Financial Institutions (the "Commissioner"). The deposits of the Bank are insured up to the maximum legal limits by the Bank Insurance Fund (BIF), which is managed by the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is therefore subject to applicable provisions of the Federal Deposit Insurance Act, and is also subject to regulation, supervision and regular examination by the FDIC. The regulations of these agencies affect most aspects of the Bank's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank's activities and various other requirements. While the Bank is not a member of the Federal Reserve System, it is nevertheless also subject to certain regulations of the Board of Governors dealing primarily with check clearing activities, establishment of banking reserves, Truth in Lending (Regulation Z), Equal Credit Opportunity (Regulation B) and Truth in Savings (Regulation DD).

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

         In late 1997, the FDIC notified the banks for which it is the primary Federal regulator that it is implementing a new examination system that focuses on risk and emerging risk issues at banks. The purpose of the risk-focused examination framework is to permit the examiners to target those activities that present a risk of loss to a bank and to diagnose emerging problems, which the agency contends will result in examinations that are more efficient and less burdensome for the regulated banks.

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

         The power of the Board of Directors of a California chartered commercial bank to declare a cash dividend is subject to California law, which restricts the amount available for cash dividends to the lesser of the retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Commissioner, in an amount not exceeding the greatest of (1) the retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. On December 31, 1997, the Bank was legally able to pay dividends.

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

         In 1996, the primary regulator of national banks, the Comptroller of the Currency, adopted regulations giving national banks the authority to engage in, directly or through subsidiaries, a wider range of activities outside of banking, and revised its application procedures to make obtaining permission easier for well-managed and strongly capitalized national banks. During 1997, the OCC considered applications by national banks to engage in activities in which the parent banks may not engage, such as investing in real estate. This created a potential disadvantage for California state-chartered banks in that such banks cannot engage on an expedited basis in an expanded national bank activity if it is not authorized under state laws and, under FDICIA, cannot engage in an activity expanded under state law if it is not authorized for national banks.

         The Commissioner has the authority to give state-chartered banks the powers and rights that national banks have, even if those powers and rights are inconsistent with state law, but this authority was amended in 1996, effective January 1, 1997, to provide that any regulation adopted by the Commissioner under this authority will expire at the end of the year after adoption, and cannot be reinstated. Therefore, state-chartered banks are still subject to a competitive disadvantage as compared to national banks, but the extent depends on whether the Commissioner adopts regulations to give to state-chartered banks the powers and rights that national banks have and whether those rights are granted by California legislation before regulatory authority expires.

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

         The capital totals of the Bank as of December 31, 1997 and 1996 exceeded the amounts of capital required under the regulatory guidelines at those times. The following table shows the capital of the Bank, as a percentage of assets, and the capital that it is required to maintain under the capital regulations, as of December 31, 1997 and 1996:

         RISK BASED CAPITAL COMPUTATION
(Note: Some totals may not foot or agree to financial statements or Management's
 Discussion by immaterial amounts due
to averaging calculations and rounding)

                                              Risk Weighting         Weighted Assets       Weighted Assets
                                                Adjustment              12/31/97              12/31/96
Beginning Unadjusted Assets                                              $122,085               $103,187
Less:
Fed. Reserve Balances                               100%                  (1,123)                  (777)
Currency and Coin                                   100%                  (4,010)                (4,907)
US Treasury Securities                              100%                  (5,023)                (6,006)
Time Deposits with Other Banks                       80%                  (8,452)                   (80)
Agency and Municipals                                80%                  (8,452)                (7,010)
Federal Funds Sold                                   80%                  (6,000)                (5,480)
Balances at U.S. Banks                               80%                  (4,890)                (4,051)
Loans Secured by Deposits                            80%                    (722)                  (590)
1-4 Family 1st Deeds                                 50%                  (1,995)                (2,358)

Plus Off Balance Sheet Items:
Letters of Credit                                    20%                      241                    65
Home Equity Lines                                    50%                    1,784                  1,53

Original Commitments Over 1 Year                     50%                      739                   274
                                                                              ---                    ---
Total Risk Weighted Assets                                                 92,635               $73,882
                                                                           ======                =======

Tier 1 Capital
Common Stock                                                               $3,620                $3,620
Retained Earnings                                                           7,070                 5,666
Unrealized Loss on Securities Held For Sale                                     2                    (5)
Total Tier 1 Capital                                                      $10,692                $9,281
                                                                          =======                 ======
Tier 1 Capital/Risk Weighted Assets                                        11.54%                 12.56%
                                                                           ======                 ======

Tier 2 Capital
Tier 1 Capital                                                            $10,692                $9,281
Loan Allowances up to 1.25% of Risk Weighted Assets                         1,158                   924
                                                                            -----                   ---
Total Tier 2 Capital                                                      $11,850               $10,205
                                                                          =======                =======

Tier 2 Capital/Risk Weighted Assets                                        12.79%                 13.81%
                                                                           ======                 ======

Leverage capital ratio                                                      9.49%                  9.50%
Required leverage capital ratio1                                            4.00%                  4.00%

Total risk-based capital ratio                                             12.79%                 13.81%
Required total risk-based capital ratio                                     8.00%                  8.00%

Tier 1 risk-based capital ratio                                            11.54%                 12.58%
Required tier 1 risk-based capital ratio                                    4.00%                  4.00%

-------------------

1 Depending upon the FDIC's determination with respect to the Bank.



         The risk-based guidelines and the leverage ratio do not have a significant effect on the Company and the Bank at this time because the Bank meets its required ratios. The effect the requirements may have in the future is uncertain, but management does not believe they will have an adverse effect on the Company or the Bank. The risk-based capital guidelines may affect the allocation of the Bank's assets between various types of loans and investments. If the Bank continues to grow it may be required to increase capital by retaining earnings or raising additional capital.

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

         Under the risk-based capital rules, when the agencies assess the capital adequacy of a bank, they must take into account the effect on that banks capital that would occur if interest rates moved up or down. The purpose of this requirement is to ensure that banks with high levels of interest rate risk have enough capital to cover the loss exposure.

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

         The business of the Bank is also affected by the Board's regulations, which require the Bank to maintain cash reserve balances on transaction accounts and non-personal time deposits at the Federal Reserve Bank. The average reserve requirement for the Bank for the year ended December 31, 1997 was approximately $732,000.

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

         The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the Economic Growth Act), discussed in more detail below, includes protection for lenders from liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). The Economic Growth Act adds a new section to CERCLA to specify the actions a lender may take with respect to lending and foreclosure without incurring environmental clean-up liability or responsibility. Typical contractual provisions regarding environmental issues in the loan documentation and due diligence inspections will not lead to lender liability for clean-up, and a lender may foreclose on contaminated property, so long as it merely maintains the property and moves to divest it at the earliest possible time.

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

         The extent of the protection provided by both the Federal and state lender protection statutes will depend on their interpretation by the administrative agencies and courts, and the Bank cannot predict the extent of the protection it will receive for the loans it makes that are secured by real property.

         In addition, the Company and the Bank are still subject to the risks that a borrowers financial position will be impaired by liability under the environmental laws and that property securing a loan made by the Bank may be environmentally impaired and not provide adequate security for the Bank. California law provides some protection against the second risk, by establishing certain additional, alternative remedies for a lender in the situation where the property securing a loan is later found to be environmentally impaired. Primarily, the law permits the lender in such a case to pursue remedies against the borrower other than foreclosure under the deed of trust.

         To address the risk that the borrower will be adversely affected by environmental liability, the Banks Loan Policy calls for the Bank to study the history of the property and the uses of the property. When the Banks review of the history of the property and the surrounding property indicates that there may be environmental issues, a Phase I environmental report is obtained for the property, and a Phase II report is obtained where its usefulness is indicated by the results of the Phase I environmental report.

Public Interest Laws, Consumer and Lending Laws

         In addition to the other laws and regulations discussed herein, the Bank is subject to certain consumer and public interest laws and regulations that are designed to protect customers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Right to Financial Privacy Act.

         These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. The Bank must comply with the applicable provisions of these laws and regulations as part of its ongoing customer relations. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers and the loss of certain contractual rights.

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

New and Pending Legislation

Economic Growth and Regulatory Paperwork Reduction Act of 1996

         The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the Economic Growth Act), enacted on September 30, 1996, continues to have a major impact on the banking industry. The primary purpose of the Economic Growth Act was to address the problems that arose from the disparity between the deposit insurance premiums payable by banks and savings associations.

         The crisis in the savings and loan industry during the late 1980s resulted in the dissolution of the Federal Savings and Loan Insurance Corporation and the insurance of thrift deposits through a separate fund of the FDIC called the Saving Association Insurance Fund (SAIF) and the issuance of bonds by the Financing Corporation (FICO) to cover some of the losses incurred by failed savings associations. Bank deposits are insured through the Bank Insurance Fund (BIF) of the FDIC. As the banking industry in general has become more healthy since 1990, deposit insurance premiums for well-managed and strongly-capitalized BIF insured institutions have decreased to very low levels. However, because of the cost of carrying the FICO bonds and because the SAIF still needed to build reserves, deposit insurance premiums for SAIF insured institutions have not decreased. This created a large disparity between the cost of deposit insurance for healthy banks and similarly situated thrifts over the last several years. Many healthy thrifts have sought ways either to convert to BIF insurance or to obtain BIF insurance for some portions of their deposits, in order to remain competitive with banks. The migration of deposits increased the pressure on the remaining thrifts to build up reserves at the SAIF and pay the cost of servicing the FICO bonds.

         Subtitle G of the Economic Growth Act provides that the cost of carrying the FICO bonds will now be allocated between BIF insured institutions and SAIF insured institutions, with BIF insured institutions paying 1/5 the amount paid by SAIF insured institutions. BIF institutions pay an assessment of approximately $.0128 annually per $100 of insured deposits and SAIF institutions pay approximately $.0644 annually per $100 of insured deposits. Starting in the year 2000, BIF and SAIF institutions will share the FICO bond costs equally, with an estimated assessment of $.0243 annually per $100 of insured deposits.

         This legislation has increased the Banks premiums, as it is now required to share in the cost of carrying the FICO bonds. The increase will be slight until the year 2000, at which time it will increase further.

         The Economic Growth Act also included many regulatory relief provisions applicable to the Company and the Bank. The lending restrictions on directors and officers were relaxed to permit loans having favorable terms under employee benefit plans. The Federal Reserve Board and the Department of Housing and Urban Development (HUD) are required to simplify and improve their regulations with respect to disclosures relating to certain mortgage loans, and certain new exemptions from the disclosure requirements were added.

         The Economic Growth Act also provides protection for lenders who self-test for compliance with the Equal Credit Opportunity Act (the ECOA) and the Fair Housing Act (FHA). The ECOA and the FHA now provide that the results or reports generated or obtained by a bank from a self-test may not be obtained by an agency, department or applicant to be used with respect to any proceeding or civil action alleging a violation of the ECOA or the FHA, unless the bank releases the results of the test or otherwise waives the privilege. This change in the law protects the Bank against liability based on the results of internal tests done to enhance compliance with the law and encourages the Bank to use self-testing to evaluate its compliance with the ECOA and the FHA.

State Regulatory Relief and Regulatory Agency Consolidation

         Effective July 1, 1997, the California State Banking Department and the Department of Savings and Loan were consolidated. The combined agency is known as the Department of Financial Institutions (the Department). The Department also has jurisdiction over credit unions and industrial loan companies, also known as thrift and loan companies. The various types of financial institutions continue to have separate charters and regulation, and the Bank, therefore, does not expect the consolidation to have a significant initial effect on the Bank. Over time, however, the Department may create more uniformity between the regulations governing banks and other types of financial institutions. This could create more competition between commercial banks and the other types of financial institutions. Also, the consolidation of the regulatory agencies may change the amount of the assessment the Bank pays each year to support the Department.

         In addition to regulatory consolidation, the California legislature enacted regulatory relief applicable to state chartered banks. Specifically, applications are no longer required in order for a bank to establish a new ATM, a state-chartered bank no longer needs the prior approval of the Department to amend its bylaws, and only a notice is now required (instead of an application) to close a branch. These changes has reduced the Banks cost of establishing new ATMs, and may reduce its other costs of doing business, in the event it determines to pursue any of the matters affected by the new legislation.

ATM Fee Legislation

         In April of 1996, two of the larger ATM networks lifted their prior restriction prohibiting ATM operators from directly surcharging the users of the ATMs, which triggered a series of legislative proposals and hearings with respect to whether the fees charged by the operators of ATM machines should be regulated. Presently, a customer may be required to pay two charges for a single transaction, one to the bank issuing the ATM card and another to the operator of the ATM being used. See, Proposed Legislation and Regulation, below.

         Federal law requires a bank at which a depositor has an account to disclose to its own customers the amount of fees it charges, and California law requires an ATM operator to disclose to users of the ATM machine who are using an ATM card issued by someone other than the ATM operator that a fee will be charged. California law was amended in 1996, effective July 1, 1997, to require the operators of ATMs in California to disclose to all users of its ATMs any surcharge or fee that the operator of the machine will charge, including charges for mini-statements and other services. The disclosure must be displayed on the machine itself or shown electronically, on the ATM screen. The Bank has taken the steps management believes are called for by the legislation. The cost of such steps, both signs and electronic display, was not material.

Interstate Banking and Branching

         The Caldera, Weggeland and Killea California Interstate Banking and Branching Act of 1995 (Interstate Banking Act) became effective October 2, 1995. The Interstate Banking Act implements in California a limited form of interstate branching. A bank from outside of California may now acquire a whole bank in California and merge the California bank into the out-of-state bank. The effect of such merger is that the out-of-state bank will have full branch offices in California. Federal law authorizing these mergers was passed in 1994 and became fully effective June 1, 1997.

         Out-of-state banks may not establish branch offices in California by opening a new branch or acquiring one or more (but less than all) of the branches of a California bank. They may only acquire a whole bank that has been in existence for at least five years. As a result of the Interstate Banking Act, California banks may now be permitted to branch into other states that have not opted-out of interstate banking. Since the beginning of 1996, several large banks and thrifts from outside of California have acquired banks in California under this legislation, and the effect has been to increase competition within California.

         The Interstate Banking Act also authorizes California state-chartered banks to appoint unaffiliated banks in other states to act as an agent of the California state-chartered bank. The agent can accept deposits and evaluate loan applications on behalf of the principal bank.

New Community Reinvestment Act Regulations

         The Federal banking agencies amended substantially their Community Reinvestment Act (CRA) regulations in 1995, and issued guidelines and explanations of the new regulations in 1996. CRA requires banks to help meet the credit needs of their entire communities, including minorities and low and moderate income groups.

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

         Small institutions (with less than $250 million in assets) are now being examined on a "streamlined assessment method" for CRA purposes. The streamlined method focuses on the institution's loan to deposit ratio, degree of local lending, record of lending to borrowers and neighborhoods of differing income levels, and record of responding to complaints. The Federal regulators who are implementing the new regulations have reported that the time spent at the banks during CRA examination is reduced under the new regulations, and the banks spend less time on paperwork evidencing compliance.

         Large and small institutions have the option of being evaluated for CRA purposes in relation to their own pre-approved strategic plan. Such a strategic plan must be submitted to the institution's regulator three months before its effective date and be published for public comment.

         The Bank is currently considered a small institution under the CRA regulations and it will be a small institution until it has assets of greater than $250 million for two consecutive year-ends. The impact of this amendment on the business of the Bank will increase if and when the Bank no longer qualifies as a small institution. At that time, the new regulations will increase the amount of reports the Bank is required to prepare and submit, and it could cause the Bank to change its asset mix, in order to meet the performance standards. At this time, the new regulations have increased the uncertainty of the Bank's business, both as the rating and examination procedures change and as the Bank grows and may no longer qualify as a small institution.

Taxation of Automatic Teller Machines

         In 1997, the California State Board of Equalization (SBOE) amended its regulations to provide that ATMs are personal property and are not subject to local property taxes. The amendment was criticized by several members of the California Legislature and by several county assessors, as exceeding the authority of the SBOE. The amendments have not yet been approved by the State Office of Administrative Law, so they are not yet effective.

         If the amendments become effective, they will reduce the Banks tax expense, and permit it to seek refunds for prior years property taxes paid on ATMs. However, later in 1997, the SBOE proposed to amend its regulations further, to provide that some ATMs might be real property. It is unknown whether this latest amendment will be adopted, or if the first amendment will become final.

Proposed Legislation and Regulation.

         Certain legislative and regulatory proposals that could affect the Company, the Bank and the banking business in general are pending or may be introduced, before the United States Congress, the California State Legislature, and Federal and state government agencies. Bills are being considered in the Congress and the California legislature to regulate the amount of ATM fees that operators of ATMs may charge, and to further regulate the disclosure of such fees. Although legislation that would have prohibited ATM fees was defeated in the California legislature last year, it is expected that some kind of ATM fee legislation will be introduced this year. If the collection of interchange fees by the operator of an ATM is prohibited, as some of these bills have proposed, the Banks income from its ATM network would be severely reduced and the EFT Department could not cover its expenses.

         During  1997,   the  Unites  States   Congress   considered   financial
modernization legislation that would have permitted banks or bank holding companies to become affiliated with securities companies, insurance companies and other financial firms. The legislation would also have eliminated the Federal thrift or savings and loan charter, by merging the charter with the bank charter. Such legislation, if adopted, is expected to have a significant impact on the business of the Company and the Bank, as the affiliation of banks with large and powerful companies in these other industries could make those banks strong competitors and give those banks advantages with respect to obtaining customers, accessing funds and capital markets and providing related services.

         Legislation was also introduced during 1997 to lift the current ban on the payment of interest on business checking accounts. Legislation lifting the ban on paying interest on business checking accounts is expect to the considered again in 1998. The adopting of this legislation would permit the Bank to compete more directly for commercial deposits, but increase its costs of funds.

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

         In addition to pending legislative changes, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such legislation or regulations will be enacted or the effect that such legislation or regulations may have on the Bank's business.

Item 2.  Properties

         The Company's and the Bank's principal offices are located in a modern, six-story building at 900 Veterans Boulevard, Redwood City, which provides approximately 8,300 square feet of ground floor interior space. In June of 1995 the Bank executed a lease for 7.5 years (90 months) with a seven year option to renew. The new lease was made at essentially the same terms as the previous lease. The current monthly cost for this space (which includes an allocation of certain operating expenses) is approximately $21,400 per month or approximately $2.58 per square foot. The rental amounts are subject to further adjustments annually based on the Consumer Price Index and the allocation of property taxes and operating expenses. This building was acquired in September of 1992 by Nine-C Corporation, which is owned by Mr. James Burney, a Director Emeritus of the Bank.

         In addition to the 8,300 square feet the Company leases for its primary operations, an additional 2,100 square feet was leased in the same building which is now occupied by the Bank's Commercial and Construction Lending
Department. The current cost for this additional space (which includes an allocation of certain operating expenses) is approximately $4,000 per month or $1.93 per square foot. The lease expired in December 1995 and was renewed for a three year period with a three year option to renew. This lease is also subject to adjustment annually based on the Consumer Price Index and the allocation of property taxes and operating expenses.

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

Item 3.  Legal Proceedings.

         As of December 31, 1997, neither the Company nor the Bank was a party to, nor is any of their property the subject of any material pending legal proceedings, nor are any such proceedings known to be contemplated by governmental authorities. At the same date, the Bank was involved as a party in employment litigation with one former employees of the Bank as described below. This litigation is considered by the Bank to be ordinary routine litigation incidental to the Bank's business and is not considered to be financially material.

         In December 1996, a former employee, Harry Clancy, filed two lawsuits, one in the San Mateo Superior Court and another in Federal District Court for the Northern District of California. The suits seek damages claiming that Mr. Clancy was wrongfully terminated and that he was wrongfully excluded from the Bank's 401(k) program. The Federal court case was remanded to the State court and that decision is being appealed by Mr. Clancy.

         In response to the foregoing lawsuit, the Bank denies the claims in their entirety and intends to vigorously defend them. The Bank's counsel believes that an award of damages is unlikely and any unexpected award would not have a material impact on the financial condition of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders.
         No matter was submitted, through the solicitation of proxies or otherwise, to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

         The Company's Common Stock is not listed on any exchange nor is it listed on the NASDAQ system. U.S. Stock Transfer Corporation acts as transfer agent and registrar for trades. Hoeffer & Arnett, Inc., Sutro & Company, and Van Kasper and Company handle transactions in the Company's stock. At March 15, 1998, the Company had approximately 415 shareholders of common stock.

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


                    Bid Prices of the Company's Common Stock
                                                                                             Approximate
Quarter Ended                                    High             Low                     Trading Volume
-------------                                    ----             ---                     --------------

March 31, 1996                                 $12.75          $11.88                             20,300
June 30, 1996                                   14.13           12.75                             42,700
September 30, 1996                              14.50           13.25                             14,300
December 31, 1996                               15.75           14.50                             17,800


March 31, 1997                                 $15.13          $16.88                             20,800
June 30, 1997                                   16.12           20.50                             44,600
September 30, 1997                              20.75           24.50                             65,200
December 31, 1997                               24.25           28.00                            202,700

         The following table sets forth the Company's cash dividend history from 1991 to the date this report is filed.



                          Cash Dividends on the Company's Common Stock

Date Declared                    Date Paid                Amount/Share


November 19, 1991                December 11, 1991                $.05
March 17, 1992                   April 8, 1992                    $.05
June 16, 1992                    July 8, 1992                     $.05
September 15, 1992               October 7, 1992                  $.05
December 15, 1992                December 23, 1992                $.05
March 16, 1993                   April 9, 1993                    $.05
June 15, 1993                    July 9, 1993                     $.05
September 21, 1993               October 15, 1993                 $.05
November 16, 1993                December 17, 1993                $.05
March 15, 1994                   April 8, 1994                    $.05
June 21, 1994                    July 15, 1994                    $.06
September 20, 1994               October 14, 1994                 $.06
November 15, 1994                December 16, 1994                $.06
March 21, 1995                   April 7, 1995                    $.07
June 20, 1995                    July 7, 1995                     $.07
September 9, 1995                October 13, 1995                 $.07
December 18, 1995                January 5, 1996                  $.08
March 19, 1996                   April 5, 1996                    $.08
June 18, 1996                    July 5, 1996                     $.08
September 17, 1996               October 4, 1996                  $.08
December 16, 1996                January 3, 1997                  $.09
March  25, 1997                  April 8, 1997                    $.09
June 17, 1997                    July 3, 1997                     $.09
September 16, 1997               October 10, 1997                 $.09
December 16. 1997                January 13, 1998                 $.10
March 17, 1998                   April 14, 1998*                  $.10
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

Item 6.     Selected Financial Data.
           The selected consolidated financial information for the Company and its subsidiaries presented below for the five years ended December 31, 1996 should be read in conjunction with the Company's consolidated financial statements and the notes thereto which are included in the Annual Report on this Form 10-K. All amounts are in thousands except per share data.


                                         1997            1996            1995            1994            1993
                                         ----            ----            ----            ----            ----

Interest Income                        $9,734          $8,401          $7,507          $6,363          $5,983
Interest Expense                        2,953           2,539           2,223           1,590           1,434
                                        -----           -----           -----           -----           -----
Net Interest Income                     6,781           5,862           5,284           4,773           4,549

Provision for Loan Losses                 240             435             210             300             420
Other Income                            2,517           2,821           2,532           1,833             692
Other Expenses                          5,995           5,876           5,555           4,722           3,376
Provision for Income Taxes              1,258             957             839             637             586
                                        -----             ---             ---             ---             ---
Net Income                             $1,805          $1,415          $1,211            $947            $860
                                       ======          ======           =====             ===             ===

Earnings per common share               $2.04           $1.69           $1.50           $1.21           $1.14
EPS - assuming dilution                 $1.84           $1.51           $1.38           $1.09           $1.02
Dividends per Common Share               $.37            $.33            $.29            $.23            $.20

Net Loans                             $84,374       $  67,735         $59,981         $52,344         $55,389
Total Assets                         $122,085        $103,187         $93,815         $79,537         $78,719
Total Deposits                       $107,426       $  92,968         $83,979         $72,014         $71,982
Shareholders' Equity                  $11,988       $   9,281        $  8,078        $  6,971        $  6,204


Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.
         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included as part of Item 8 herein, and selected statistical data included in Item 1, herein. Since the Company is a holding company whose only asset (with the exception of average cash and prepaid assets, which averaged less than $100,000 in 1997) is its investment in the Bank, the following relates almost entirely to the financial condition and results of operations of the Bank.

         Because the Company's primary operations are concentrated in a relatively small geographic market place (San Mateo County), there are certain inherent risks that the Company's financial operations may be adversely affected if the local economy were to sustain a severe or prolonged economic decline. Housing prices in the San Francisco Bay Area escalated rapidly in the late
1980's, creating demand for more affordable new home construction. The housing market slump beginning in 1990 resulted in decreased demand and decreasing property values that continued through 1994. Property values began to stabilize in 1995 and appreciated in 1996 and 1997.

         The San Mateo region has historically outperformed the State of California as a whole. While the state unemployment rate averaged approximately 8.5% over the last five years San Mateo county has been less than 5% which may be considered full employment. These employment figures are based on the Company's best available data. Economic growth in the Company's local area has continued to be strong, bolstered by the residential and commercial development of the Redwood Shores area which is within five miles of the Company.

         The Bank is located less than ten miles from the corporate headquarters of a number of large growing companies such as Oracle Corporation, Sun Microsystems, Electronic Arts, Visa International, DHL Airfreight, Oral B, Raychem Corporation, Excite, Yahoo, Franklin Funds, and Silicon Graphics. Over the last two years, coinciding with our national and local economic expansion, the Bank has had increasing difficulty in securing qualified candidates for employment positions at the Bank. This has resulted in increased pay levels and increased time to fill needed positions. This has made it increasingly difficult to attract new employees. Bank management expects that continued growth in these companies will result in continues demand for local housing and by increasing the value of much of the collateral that secures the Bank's real estate loans.

Liquidity

         Liquidity is the ability of the Company and the Bank to meet their present and future obligations. The Company's liquidity requirements on a parent company-only basis are centered primarily around debt obligations that it may incur and costs associated with managing corporate affairs.

         The Company's (parent only) principal sources of liquidity consist of dividends from the Bank, borrowings and infusion of additional capital. During 1997, the Bank paid $450,000 in dividends to the parent as compared to $225,000 paid in 1996. The Parent company's cash position increased from $105,000 at December 31, 1996 to $626,000 at December 31, 1997. Stock options exercised in 1997 generated $1,002,000 (an additional $320,000 in cashflows from tax benefits will be realized in 1998) compared to $80,000 generated in 1996. Management believes liquidity will be adequate to meet the Company's obligations in 1998, which include approximately $25,000 in net operational expenses expected in 1998. The Company had no borrowings at December 31, 1997, and does not anticipate needing debt in 1998. Any excess liquidity of the Company may be used continue to pay cash dividends to shareholders and/or to reduce the Company's reliance on dividends from the Bank.

         The Bank's need for liquidity arises from potential withdrawals of maturing time deposits, savings accounts and demand deposit accounts. The Bank's ability to maintain adequate levels of liquidity is also significant in providing for funding of loans to new and existing borrowers. Both assets and liabilities contribute to the Bank's liquidity ratio. Assets such as investment securities, cash and due from banks, federal funds sold and loan repayments contribute to liquidity. The Bank's funding sources include demand deposits, interest-bearing transaction accounts, savings deposits, time deposits and advances from the Federal Home Loan Bank and other correspondent banks.

         As of December 31, 1997, cash and due from banks, investment securities, time deposits with other banks and federal funds sold amounted to $34.6 million, which represents a $1.9 million or 5.9% increase over the $32.6 million at year end 1996. Although total liquid assets increased throughout 1997, the ratio of liquid assets to deposits and advances decreased in 1997 as deposit and advance growth was greater than the growth in liquid assets. The Bank's year-end deposits and advances increased $15.5 million or 16.6% and ended 1997 at $108.4 million. Liquid assets as a percentage of total year-end deposits and advances decreased from 35.1% at year-end 1996 to 31.9% at the end of 1996 . During 1997, liquid assets averaged $34.8 million or 34.4% of deposits and advances as compared to 1996 when average liquid assets totaled $31.2 million or 35.6% of average deposits.

         Average deposits and advances were $101.4 million in 1997, which constitutes a $13.0 million (14.7%) increase over average deposits and advances in 1996. During 1997 total net loans averaged $74.8 million, a $10.6 million or 16.4% increase from average net loans in 1996. In comparing the change in cash flows during 1997 with 1996, the Company increased cash and cash equivalents by $1.1 to $19.0 million.

         As of March 15, 1998, the Company has in place $9,000,000 in unsecured liquidity lines of credit through its correspondent banks and maintains additional secured liquidity lines through the Federal Reserve Bank. The Company may borrow up to 25% of its assets from The Federal Home Loan Bank (FHLB) subject to collateral and additional FHLB stock purchase requirements. See Item 1," Business", at "(c) Bay Area Bank -- Company Subsidiary, Correspondent Banks."

Capital Resources

         The Company is subject to Federal Reserve Board ("FRB") guidelines and the Bank is subject to Federal Deposit Insurance Corporation ("FDIC") regulations governing capital adequacy. The Company and the Bank exceed the minimum capital levels as required by the FRB and FDIC as of December 31, 1997. See "Item 1 Business at " (e) Supervision and Regulation, Capital Guidelines".

         The Bank is required to be in compliance with the "Risk Based Capital" regulations as required by the FDIC. As of December 31, 1997 the Bank had Tier 1 risk based capital of 12.79% and total risk based capital of 11.54%, both of which exceed the risk based capital requirements of the FDIC.

         Total Bank capital plus allowances for possible loan losses at year end 1997 of $12.3 million represents an increase of $1.6 million, or 14.5% growth over the 1996 year end balance of $10.8 million.

Results of Operations

         The Company posted after-tax earnings of $1,805,000 in 1997, a 27.6% increase over 1996 in which net income was $1,415,000 and a 54.5% increase over 1995 in which net income was $1,211,000. Pretax earnings were $3,063,000 in 1997, as compared to $2,372,000 in 1996 and $2,050,000 in 1995. The increase in
1997 pretax earnings represents a 29.1% increase over 1996 and a 49.4% increase over 1995. The increase of $691,000 in pretax income in 1997 over 1996 was comprised of a $919,000 increase in net interest income and a $195,000 decrease in loan loss provisions, offset in part by a decrease of $304,000 in noninterest income and a $119,000 increase in noninterest expense.

         Earnings per common share were $2.04 in 1997 as compared to $1.69 in 1996 and $1.50 in 1995. Earnings per common share assuming dilution were $1.84 in 1997 as compared to $1.51 in 1996 and $1.38 in 1995. The increase in earnings per share of 20.7% in 1997 compared with 12.7% in 1996 was a result of the 27.6% increase in earnings being offset in part by 5.8% increase in the average number of shares of common stock shares outstanding in 1997 from 835,000 in 1996 to 883,000 in 1997. Earnings per share assuming dilution was $1.84 in 1997 as compared to $1.51 in 1996 and $1.38 in 1995. The increase in earnings per share assuming dilution of 21.9% in 1997 compared with 9.4% in 1996 was a result of the 27.6% increase in earnings being offset in part by a 4.5% increase in number of shares of common stock and assumed conversions used to compute earnings per share assuming dilution (see "Item 8 - Financial Statements and Supplemental Data", footnote 1j, for a description of earnings per share computations).

         Consolidated net income was comprised of Bank-only profits of $1,862,000 in 1997 as compared to $1,471,000 in 1996 and $1,270,000 in 1995. The parent Company (without consideration of inter-company dividends) recorded a loss of $57,000 in 1997 as compared to losses of $56,000 in 1996 and $59,000 in 1995. The Company's (parent only) loss in 1997 was primarily comprised of legal costs, director fees, fees paid to the Bank for administrative services, annual report costs and other miscellaneous costs.

         The Company recorded consolidated net interest income of $6.8 million in 1997, $5.9 million in 1996, and $5.3 million in 1995. This represents an improvement in net interest income of 15.7% in 1997 over 1996 and 10.9% in 1996 over 1995. The Company's net interest margin (net interest income divided by average earning assets) was 6.9% in 1997, 6.9% in 1996, and 7.2% in 1995. During 1997, the yield the Company earned on its earning assets remained at 9.9% from the preceding year and the cost of funding sources (primarily deposits) for these assets also remained at 3.9% resulting in a slight reduction in net interest spread due to rounding from 6.1% to 6.0%. The average yield on the Company's earning assets was 9.9% in 1997 as compared to 9,9% in 1996 and 10.3% in 1995. Interest paid on deposits and other liabilities was 3.9% in 1997, 3.9% in 1996 and 4.0% in 1995.

         The $919,000 increase in net interest income in 1997 was a result of an increase in interest income of $1.3 million offset in part by an increase in interest expense of $414,000. The growth in net interest income in 1997 was comprised of a $935,000 increase related to an increase in average earning assets offset in part by a $16,000 reduction caused by a slight decrease in the yield of the portfolio. The $578,000 increase in net interest income in 1996 over 1995 interest income was a result of an increase in interest income of $894,000 partially offset by an increase in interest expense of $316,000. (See "Item 1 - Business, (d) Selected Statistics/Information-Distribution of Average Assets; Interest Rates and Differentials, and Rate and Volume Variances.") The Company's 1997 fourth quarter results indicate that interest margins are beginning to tighten primarily because of competitive pricing pressure on loans. In the fourth quarter of 1997 total earning assets averaged $109.4 million and total interest bearing liabilities averaged $79.7 million. The annualized yield on earning assets was 9.4% (as compared to 9.9% for all of 1997) and the cost of funds was 4.1% (as compared to 3.9% for 1997) resulting in an annualized net interest margin for that quarter of 6.8%.

         Loan loss provisions were $240,000 in 1997, as compared to $435,000 in 1996 and $210,000 in 1995. The decreased provision resulted primarily because of reduced loan charge-offs in 1997. Gross loans charge-offs were $135,000 in 1997, $510,000 in 1996 and $233,000 in 1995. Total 1997 gross charge-offs represent a 74% decrease as compared to 1996. Charge-offs of certain lease contracts (see Bennett Funding discussion below) comprised 62% of 1996 charge-offs. Loan loss recoveries were $40,000 in 1997, $52,000 in 1996, and $34,000 in 1995 resulting in net loan charge-offs (charge-offs less recoveries) of $95,000 in 1997, $458,000 in 1996 and $199,000 in 1995. Net loan charge-offs as a percentage of average loans were 0.12% in 1997, 0.69% in 1996 and 0.36% in 1995.

         The Company's allowance for possible loan loss ratios and asset performance ratios were more favorable at December 31, 1997 than December 31, 1996. (See Item 1d "Business, Selected Statistical Information, Summary of Loan Loss Experience"). Of the Company's gross loans, $373,000 or 0.46% were not performing at December 31, 1997, 2.07% or $1,431,000 were not performing at year end 1996, and .76% or $470,000 were not performing at year end 1995.

         The Company's ratio of nonperforming assets to total assets was 0.31% at year end 1997, 1.39% at year end 1995 and .50% at year end 1995. The Company's allowance for possible loan losses as a percentage of nonperforming loans was 439% at year end 1997, as compared to 96% at December 31, 1996 and 323% at December 31, 1995. Nonperforming assets are discussed at "Item 1-Business" at "(d) Selected Statistical Information, Nonaccrual, Past Due and Restructured Loans."

         Nonaccrual loans fell 74% from $1.431 million at December 31, 1996 to $373,000 at December 31, 1997. Included in nonperforming assets (38% of the total) at December 31, 1996 was $548,000 in loans secured by lease contracts, originally sold to the Bank by the now bankrupt Bennett Funding and Bennett Leasing, which had an original principal balance of $872,000 before a charge-off of $318,000 in 1996. Pursuant to an agreement the Bank entered into in early 1997 the Bank has received payments in 1997 which retired the entire $548,000 balance. An additional $9,600 was received which was recorded as a recovery to loan loss reserves in 1997. Under the terms of the agreement, the Bank expects to receive an additional amount of approximately $45,000 which will be booked as a recovery to the Bank's loan loss reserve in 1998 if collected.

         Also included in the December 31, 1996 total nonperforming assets were $656,000 (46% of the total) in loans which were ultimately transferred to real estate owned in 1997. All properties were sold in 1997 and resulted in a total charge-off to the Company's loan loss reserve of $40,000 at the time of foreclosure.

         Management evaluates the size, quality, composition and growth of the portfolio as well the historical experience of losses in various loan categories when determining the amount of the allowance for possible loan losses. Potential adverse economic conditions and threats to the local real estate market are considered as well as their effect on a borrower's ability to repay the debt. The Board continues to employ a former regulator as an outside loan consultant to review specific loans as well as the adequacy of the entire loan loss allowance. Management has established a 1997 year end allowance for possible loan losses of $1.6 million or 1.90% of year end gross loans.

         The Company's concentration of real estate secured loans was approximately 69% at year end 1997, 64% at year end 1996 and 64% in 1995. The Company's concentration in real estate in the San Mateo region represents an inherent and continued risk to operations. A severe decline in local real estate values could be expected to effect adversely and materially affect the Company's earnings and capital position. There was no real estate owned at December 31, 1997 or December 31, 1996.

         Noninterest income decreased $304,000 or 10.8% to $2.5 million in 1997 as compared to an increase of $289,000 or 11.4% in 1996. The decrease in 1997 is primarily attributable to the closure of the mortgage department in February 1997 which reduced income from gains on sales of loans by $444,000 to just $12,000. Offsetting in part this decline in loan sale revenue was an increase in ATM revenues which were up 10.2% or $187,000 from $1,839,000 in 1996 to $2,026,000 in 1997.

         The EFT Department contributed $346,000 to consolidated pretax income (after allocation of certain inter-company costs) as compared to $226,000 in 1996. There can be no assurance of the continued profitability of the EFT Department. Income from the EFT Department may be reduced or may not increase as expected if state or federal laws are changed to limit the ability of the Bank to place more ATMs in service, or to limit the charges the Bank may collect from the use of those ATMs. For a further discussion of the Mortgage and EFT Department's operating results, see Item 1.c "Business, Bay Area Bank- Company Subsidiary, Mortgage Banking Services and Electronic Funds Services."

         Noninterest expense increased $119,000 or 2.0% in 1997 as compared to an increase of $320,000 or 5.8% in 1996 and $834,000 or 17.6% in 1995. This
increase was due to a $281,000 increase in other expenses which was primarily driven by a operational loss provision of $130,000 in the fourth quarter which the Company does not expect to recur in the future.

         The Company's tax expense increased from $839,000 in 1995 to $957,000 in 1996 and to $1,258,000 in 1997. The 1997 tax amount represents a $301,000 or 31% increase over the prior year. This is a result of a 29.1% increase in pretax income during 1997 which resulted in an effective tax rate of 41.1% for 1997 (as compared to 40.3% for 1996 and 40.9% in 1995).

Impact of Inflation

         The low proportion of the Company's fixed assets to total assets (less than 1% at year end 1997) reduces the potential for inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values. The effect of higher interest rates in the bond and credit markets would be to increase the net interest margin in the short term as a result of the Company's loan portfolio's sensitivity to interest rates. Offsetting this increase would be a loss in the Company's bond portfolio and an increase in the Company's cost of funds.

         Item 7a. Quantitative and Qualitative Disclosures about Market Risk
         The Company is not required to provide the information required by Item 305 of the Regulation S-K as it is a small business issuer as defined in 12 C.F.R. 230.405.

         Item 8.           Financial Statements and Supplementary Data.


Financial Highlights
(Dollar amounts in thousands, except per share data)

                                                                        1997          1996         1995

Total interest income                                                  $9,734          $8,401      $7,507

Total interest expense                                                  2,953           2,539       2,223

       Net interest income                                              6,781           5,862       5,284
---------------------------------------------------------------------------------------------------------

Provision for possible loan losses                                        240             435         210
---------------------------------------------------------------------------------------------------------

Total noninterest income                                                2,517           2,821       2,532

Total noninterest expense                                               5,995           5,876       5,556

Provision for income taxes                                              1,258             957         839
---------------------------------------------------------------------------------------------------------

                 Net income                                            $1,805          $1,415      $1,211
---------------------------------------------------------------------------------------------------------

Earnings per share

       Earnings per common share                                        $2.04           $1.69       $1.50

       Earnings per common share - assuming dilution                    $1.84           $1.51       $1.38
       Book value per share                                            $12.27          $11.05       $9.82

Dividends declared per common share                                      $.37            $.33        $.29

Total loans, net of allowance for possible loan losses                $84,374         $67,735     $59,981

Total assets                                                          $122,085       $103,187     $93,815

Total deposits                                                        $107,426        $92,968     $83,979

Total shareholders' equity                                             $11,988         $9,281      $8,078


This information is derived from the following audited financial statements, and should be read in conjunction with those audited financial statements.


Consolidated Statements of Income
(Dollar amounts in thousands, except per share data)
                                                                          For the years ended December 31,
                                                                       1997             1996              1995

Interest income:

       Interest and fees on loans                                      $8,243           $7,208              $6,292
       Interest on taxable investment securities                          971              777                 587
       Interest on tax exempt investment securities                        58               61                  70
       Interest on federal funds sold                                     462              355                 558
------------------------------------------------------------------------------------------------------------------
       Total interest income                                            9,734            8,401               7,507
------------------------------------------------------------------------------------------------------------------

Interest expense:
       Interest-bearing transaction accounts                            1,364            1,320               1,263
       Savings deposits                                                   262              230                 202
Time deposits                                                           1,299              974                 758
       Notes payable and redeemable debentures                             28               15                   0
------------------------------------------------------------------------------------------------------------------
             Total interest expense                                     2,953            2,539               2,223
------------------------------------------------------------------------------------------------------------------
                Net interest income                                     6,781            5,862               5,284
Provision for possible loan losses                                        240              435                 210
Net interest income after provision for possible loan losses            6,541            5,427               5,074

Noninterest income:
       Service charges on deposit accounts                                206              211                 270
       Loss on securities sold                                             --               --                (16)
Gain  on disposal of assets                                                --                2                   8
       Gain on sale of loans held for sale                                 12              456                 456
       Other mortgage banking income                                      135              149                 193
ATM network revenue                                                     2,026            1,839               1,494
       Other                                                              138              164                 127
------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                2,517            2,821               2,532
------------------------------------------------------------------------------------------------------------------

Noninterest expense:
       Salaries and related benefits                                    2,466            2,598               2,516
       Occupancy                                                          463              400                 378
       Equipment                                                          495              544                 550
       Professional fees                                                  281              243                 236
       ATM network expenses                                               558              628                 504
       Stationery and supplies                                            109              121                 135
       Other                                                            1,623            1,342               1,237
------------------------------------------------------------------------------------------------------------------
                Total noninterest expense                               5,995            5,876               5,556
------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                3,063            2,372               2,050
Provision for income taxes                                              1,258              957                 839
------------------------------------------------------------------------------------------------------------------
                Net Income                                             $1,805           $1,415              $1,211
------------------------------------------------------------------------------------------------------------------

Earnings per common share                                               $2.04            $1.69               $1.50
----------------------------------------------------------------------------------------------
Earnings per common share - assuming dilution                           $1.84            $1.51               $1.38
------------------------------------------------------------------------------------------------------------------
Dividends declared per common share                                      $.37             $.33               $.29
-----------------------------------------------------------------------------------------------------------------

See accompanying notes.



Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)
                                                                                                    December 31,
                                                                                                   1997            1996
Assets

Cash and due from banks                                                                           $11,464       $11,011

Federal funds sold                                                                                  7,500         6,850
-----------------------------------------------------------------------------------------------------------------------

       Cash and cash equivalents                                                                   18,964        17,861

Time deposits with other financial institutions                                                        --           100

Investment securities held to maturity                                                             14,482        12,081

(market value of $14,683 in 1997 and $12,203 in 1996)

Investment securities available for sale (at market)                                                1,106         2,588

Loans, net of allowance for possible loan losses of $1,638 in 1997 and $1,493 in 1996              84,374        67,735

Premises and equipment, net                                                                           653           811

Interest receivable and other assets                                                                2,506         2,011
-----------------------------------------------------------------------------------------------------------------------

       Total assets                                                                              $122,085      $103,187
-----------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Deposits

Demand                                                                                            $28,248       $23,599

Interest-bearing transaction                                                                       41,758        44,493

Savings                                                                                             6,399         5,551

Time                                                                                               31,021        19,325
-----------------------------------------------------------------------------------------------------------------------

       Total deposits                                                                             107,426        92,968

Interest payable and other liabilities                                                              1,671           938

Federal Home Loan Bank advances                                                                     1,000             --

       Total liabilities                                                                          110,097        93,906
-----------------------------------------------------------------------------------------------------------------------

Commitments and contingent liabilities (Notes 9 and 10)

Shareholders' equity:

       Common stock, no par value:

       Authorized -- 20,000,000 shares

       Issued and outstanding-- 977,035 shares in 1997 and 839,638 shares in 1996                   4,736         4,143
Net unrealized (loss) gain on securities available for sale                                           (2)          (5)

       Net unrealized loss on securities available for sale                                           (2)           (5)

       Additional paid in capital                                                                     640             --

       Retained earnings                                                                            6,614         5,143
-----------------------------------------------------------------------------------------------------------------------

                Total shareholders' equity                                                         11,988         9,281
-----------------------------------------------------------------------------------------------------------------------

                Total liabilities and shareholders' equity                                       $122,085      $103,187
-----------------------------------------------------------------------------------------------------------------------


 See accompanying notes.




Consolidated Statements of Cash Flows
(Dollar amounts in thousands, except per share data)

                                                                                    For the years ended December 31,
                                                                                     1997        1996         1995

Cash flows from operating activities:
     Net income                                                                    $1,805      $1,415         $1,211

Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
     Depreciation and amortization                                                    413         447            426
Provision for possible loan losses                                                    240         435            210
     Deferred income Taxes                                                           (27)       (136)            (6)
     Loss on securities sold                                                           --          --             16
Gain on sale of other assets                                                           --         (2)            (8)
     Net proceeds from the sale of loans held for sale                                723          49          (445)
Net amortization and accretion of investment premiums and discounts                    90          56             51
     Net increase in interest receivable and other assets                           (468)       (412)          (112)
     Net increase in interest payable and other liabilities                           733         180            206
     Net increase (decrease) in deferred loan fees                                     27         164           (23)
--------------------------------------------------------------------------------------------------------------------
           Total adjustments                                                        1,731         781            315
--------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                3,536       2,196          1,526

Cash flows from investing activities:
     Net decrease in time deposits with other financial institutions                  100           3             95
Proceeds from the sale of investment securities available for sale                     --          --            484
Proceeds from the maturity of investment securities held to maturity                1,500       1,650          1,705
     Proceeds from the maturity of investment securities available for sale         1,500         500             --
     Principal payments received on mortgage backed securities                      1,494         997            239
     Purchase of investment securities held to maturity                           (5,492)     (4,444)        (4,285)
     Purchase of investment securities available for sale                               0          --        (1,502)


     Net increase in gross loans                                                 (18,073)     (8,726)        (7,379)
Net capital expenditures, premises and equipment                                    (255)       (310)          (343)
     Proceeds from the sale of real estate owned                                      436         128             --
--------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                 (18,790)    (10,202)       (10,986)
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase in deposits                                                      14,458       8,988         11,965
Net change in other borrowings                                                      1,000     (1,000)          1,000
     Additional paid in capital                                                       640          --             --
     Proceeds from the exercise of common stock options                               682          80             51
     Common stock retired                                                            (89)          --             --
     Cash dividends                                                                 (334)       (277)          (241)
--------------------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                               16,357       7,791         12,775
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                1,103       (215)          3,315
Cash and cash equivalents, beginning of period                                     17,861      18,076         14,761
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                          $18,964     $17,861        $18,076
--------------------------------------------------------------------------------------------------------------------


Supplemental Disclosures:

Cash payments for interest                                                         $2,870      $2,496         $2,166
Cash payments for taxes                                                             1,295       1,241            884
Loans transferred to real estate owned                                                870         130             --


                             See accompanying notes.


Consolidated Statements of Changes in Shareholders' Equity (Dollar amounts in thousands, except per share data)
For the Years ended  December 31,
1997,  1996 and 1995


                                                                                      Gain(Loss) on
                                                                            Addition   Securities
                                                      Preferred   Common     Paid in    Available   Retained
                                                        Stock      Stock     Capital    for Sale    Earnings       Total

Balance at December 31, 1994                            $103     $3,909         $0      $(76)       $3,035        $6,971
      Preferred stock converted to common               (93)         93         --         --           --            --
      Unrealized loss on securities held for sale         --         --         --         86           --            86
      Cash dividends                                      --         --         --         --        (241)         (241)
      Stock options exercised                             --         51         --         --           --            51
      Net income                                          --         --         --         --        1,211         1,211
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                              10      4,053         --         10        4,005         8,078
      Preferred stock converted to common               (10)         10         --         --           --            --
      Unrealized gain on securities held for sale         --         --         --       (15)           --          (15)
      Cash dividends                                      --         --         --         --        (277)         (277)
      Stock options exercised                             --         80         --         --           --            80
      Net income                                          --         --         --         --        1,415         1,415
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                              --      4,143         --        (5)        5,143         9,281
      Stock repurchases                                   --       (89)        --          --           --          (89)
      Unrealized loss on securities held for sale         --         --         --          3           --             3
      Cash dividends                                      --         --         --         --        (334)         (334)
      Stock options exercised and related tax benefit     --        682        640         --           --         1,322
      Net income                                          --         --         --         --        1,805         1,805
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                              $0     $4,736       $640       $(2)       $6,614      $11,988
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes.


Report of Independent Accountants

To the Shareholders and the Board of Directors of Bay Area Bancshares:

We have audited the accompanying consolidated balance sheets of BAY AREA BANCSHARES (the Company) as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the year ended December 31, 1995 were audited by other auditors whose report dated January 19, 1996 expressed an unqualified opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bay Area Bancshares at December 31, 1997 and 1996, the consolidated results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

Coopers & Lybrand, L.L.P.
San Francisco, California
February 6, 1998

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Bay Area Bancshares (the Company), and its wholly owned subsidiary, Bay Area Bank (the Bank), have been prepared in conformity with generally accepted accounting principles and general practice within the banking industry. The Company's significant accounting policies are as follows:
a. Basis of Presentation The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts are shown in thousands except per share data.
b. Use of Estimates in the Preparation of Financial Statements The preparation of the consolidated financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.
c. Cash and Cash Equivalents The Company considers cash and due from banks and federal funds sold to be cash and cash equivalents.
d. Investment Securities Held to Maturity and Available for Sale The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.
e. Loans Loans are stated at the amount of principal outstanding at the balance sheet date. Interest on commercial, installment and real estate loans is accrued daily on a simple interest basis on the amount of principal outstanding. The Bank's policy is to place loans on nonaccrual status if either principal or interest has become past due for 90 days or more, or when payment in full of principal or interest is not expected. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current period income. Bank management may waive nonaccrual status and the previously accrued interest may not be reversed if a loan is well secured and in the process of collection. Cash received on non-accrual loans is applied to reduce the principal balance.
f. Loans Held for Sale Loans held for sale in the normal course of business consist of residential real estate loans that were originated or acquired with the intent to sell. These loans are recorded at the lower of cost or fair value and are originated through the Bank's Mortgage Department.
g. Allowance for Possible Loan Losses The allowance for possible loan losses is maintained at a level considered by management as adequate to provide for losses that are inherent in the loan portfolio. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. The Bank makes periodic credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience and other factors in determining the adequacy of the allowance. The allowance for possible loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.
h. Premises and Equipment Premises and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are generally three to five years for furniture and equipment. Leasehold improvements are amortized over the term of the respective lease or the estimated useful life of the property, whichever is shorter.
i. Real Estate Owned Other real estate owned is carried at the lower of cost or fair value.When the property is acquired through foreclosure, any excess of the related loan balance over the fair value is charged to the reserve for possible loan losses. Subsequent write-downs, operating expense, and losses upon sale, if any, are charged to operating expenses.
j.  Earnings  per Share  Earnings per share
(EPS) for the years ended December 31, 1997, 1996, and 1995 are stated in accordance with SFAS No. 128 "Earnings per Share." Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares and common equivalent shares outstanding including dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Company's common stock throughout the period.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the years ended December 31, 1997, 1996 and 1995.


                                                                               For the year ended December 31, 1997
                                                                              Income          Shares        Per Share
(Dollars in thousands, except per share amounts)                            (Numerator)    (Denominator)     Amount

Net income $1,805 Basic EPS:

    Income available to common shareholders                                   1,805          883,000          $2.04
Effect of dilutive securities:
     Stock options                                                              __--_         99,000             --
                                                                                -------------------------------------
Diluted EPS:  Income available to
common shareholders and assumed conversions                                   $1,805         $982,000          $1.84
                                                                              --------------------------------------


                                                                               For the year ended December 31, 1996
                                                                              Income          Shares        Per Share
(Dollars in thousands, except per share amounts)                            (Numerator)    (Denominator)     Amount

Net income $1,415 Basic EPS:
     Income available to common shareholders                                   1,415          835,000          $1.69
Effect of dilutive securities:
     Stock options                                                             ____--         105,000             --
                                                                               -------------------------------------
Diluted EPS:  Income available to
common shareholders and assumed conversions                                   $1,415         $940,000          $1.51
                                                                              --------------------------------------


                                                                               For the year ended December 31, 1995
                                                                              Income          Shares        Per Share
(Dollars in thousands, except per share amounts)                            (Numerator)    (Denominator)     Amount

Net income $1,211
Less: Preferred stock dividends                                                  (6)
Basic EPS:
     Income available to common shareholders                                   1,205          806,000          $1.50
Effect of dilutive securities:
     Stock options                                                             ____--          67,000             --
                                                                               -------------------------------------
Diluted EPS:  Income available to
common shareholders and assumed conversions                                   $1,205          873,000          $1.38
                                                                              --------------------------------------

k. Automatic Teller Machine (ATM) Network
The Bank's Electronic Funds Department (EFT) operates a network of approximately fifty off-site ATM machines which generate revenue consisting primarily of transaction and interchange fees. ATM network expenses consist primarily of machine maintenance fees, cash delivery fees, sales consultant commissions and transaction charges .

l. Reclassifications
Certain reclassifications have been made to prior years' amounts to conform with the current year presentation. These reclassifications have no effect on previously reported income.

NOTE 2--NATURE OF OPERATIONS
The Company, through its subsidiary bank, provides a wide range of commercial banking services to individuals, professionals and small to medium sized businesses. The services provided include those typically offered by commercial banks, such as: interest-bearing and noninterest bearing checking accounts, savings and time deposits, business and personal loans, safe depository facilities, funds transfer, cashiers checks and the sale of travelers' checks.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

NOTE 3--INVESTMENT SECURITIES
The amortized cost and approximate market value of investment securities as of December 31, 1997 and 1996 are as follows:

                                                                                1997
                                                                                                              Aggregate
                                                                   Amortized      Unrealized   Unrealized       Fair
                                                                     Cost            Gain         Loss          Value
Available-for-sale:

      Securities of the U.S. government and its agencies             $513            $--          $--           $513
      Mortgage backed securities                                      596             --          (3)           593
-------------------------------------------------------------------------------------------------------------------
           Total                                                    1,109             --          (3)          1,106
Held-to-maturity:
      Securities of the U.S. government and its agencies            4,509             23           --          4,532
      States of  the U.S. and political subdivisions                1,007             20           --          1,027
      Mortgage backed securities                                    8,646            167          (9)          8,804
      Federal Home Loan Bank Stock                                    320             --           --            320
--------------------------------------------------------------------------------------------------------------------

           Total                                                  $14,482           $210         $(9)        $14,683
--------------------------------------------------------------------------------------------------------------------

                                                                               1996
                                                                                                              Aggregate
                                                                   Amortized      Unrealized   Unrealized       Fair
                                                                     Cost            Gain         Loss          Value
Available-for-sale:
      Securities of the U.S. government and its agencies           $2,001            $ 2          $--         $2,003
      Mortgage backed securities                                      595             --         (10)            585
-------------------------------------------------------------------------------------------------------------------
           Total                                                    2,596              2         (10)          2,588

Held-to-maturity:
      Securities of the U.S. government and its agencies            4,003             19          (1)          4,021
      States of  the U.S. and political subdivisions                1,179              4          (2)          1,181
      Mortgage backed securities                                    6,605            108          (6)          6,707
      Federal Home Loan Bank Stock                                    294             --           --           294
-------------------------------------------------------------------------------------------------------------------
           Total                                                  $12,081           $131         $(9)        $12,203
-------------------------------------------------------------------------------------------------------------------

The amortized cost and aggregate fair value of investment securities at December 31, 1997 by type and maturity are shown below. The maturity of mortgage-backed securities is estimated based on expected principal prepayments, all other securities have defined maturities.

                                                           Securities Held to Maturity      Securities Available for Sale
                                                             Cost   Fair Market Value          Cost   Fair Market Value

Due within one year                                        $3,684            $3,713            $513             $513
Due after one year through five years                       8,396             8,527             596              593
Due after five years through ten years                      1,667             1,689              --               --
Due after ten years                                           415               434              --               --
--------------------------------------------------------------------------------------------------------------------
Total                                                     $14,162           $14,363          $1,109           $1,106
--------------------------------------------------------------------------------------------------------------------


In 1995, the Company sold a security with a par value of $500 from its available for sale portfolio. As a result of this transaction, the Company realized a loss of $16. The Company did not sell any securities in 1996 and 1997.

As of December 31, 1997, and 1996, investment securities with an amortized cost of $2,263 and $2,057 respectively, were pledged to secure public deposits and other borrowings as required by law.



Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

NOTE  4--LOANS  AND  ALLOWANCE  FOR  POSSIBLE  LOAN LOSSES  Loan  balances as of
December 31, 1997 and 1996 were as follows:
                                                                                              1997                1996
       Commercial and financial                                                              $20,679            $20,019
       Real estate mortgage                                                                   38,567             33,978
       Real estate construction                                                               20,978             10,799
       Installment                                                                             5,788              4,432
-----------------------------------------------------------------------------------------------------------------------
                                                                                              86,012             69,228
       Less--Allowance for possible loan losses                                               (1,638)            (1,493)
------------------------------------------------------------------------------------------------------------------------
              Net loans                                                                      $84,374            $67,735
-----------------------------------------------------------------------------------------------------------------------

The  changes in the  allowance  for  possible  loan  losses for the years  ended
December 31, 1997, 1996 and 1995 were as follows:
                                                                              1997              1996               1995
Balance at January 1,                                                       $1,493            $1,516             $1,505
       Provision for possible loan losses                                      240               435                210
       Loans charged off                                                     (135)             (510)              (233)
       Recoveries                                                               40                52                 34
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, $1,638 $1,493 $1,516 The Company adopted Financial Accounting Standards Board Statement (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, effective January 1, 1995. As a result of applying the new rules, certain impaired loans are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the estimated value of the loan is less than the carrying value of the loan, the impairment is recorded through a valuation allowance. The valuation allowance for impaired loans at December 31, 1997 and 1996 under SFAS No. 114 was $93 and $258 respectively, which is included in the Company's allowance for loan loss. For the years ended December 31, 1997 and 1996, the average recorded investment in impaired bans was approximately $995 and $1,212, respectively.

The Company considers all nonaccrual loans to be impaired loans. At December 31, 1997 and 1996 there were loans totaling approximately $373 and $1,431 respectively, on nonaccrual status. Interest earned but not recorded on all loans that were on nonaccrual status during the years ended December 31, 1997, 1996, and 1995 was approximately $53, $127 and $43, respectively.

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, executive officers, principal shareholders and their associates. The loan activity with respect to these related parties during 1997 is summarized below:

                                                                                                1997               1996
Loans  to  directors,  executive  officers,  principal  shareholders  and  their associates:

Balance at January 1,                                                                         $1,549               $945
Additions                                                                                        926                888
Paydowns or Retirements                                                                      (1,080)              (284)
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31,                                                                       $1,395             $1,549
-----------------------------------------------------------------------------------------------------------------------

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

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)


NOTE 5--PREMISES AND EQUIPMENT

Premises and  equipment  as of December 31, 1997 and 1996 were  comprised of the following:
                                                                                         1997            1996
              Automobiles                                                                 $55             $37
              Furniture and equipment                                                   2,625           2,404
              Leasehold improvements                                                      225             210
-------------------------------------------------------------------------------------------------------------
                                                                                        2,905           2,651
              Less - Accumulated depreciation and amortization                        (2,252)         (1,840)
-------------------------------------------------------------------------------------------------------------
              Net premises and equipment                                                 $653            $811
-------------------------------------------------------------------------------------------------------------

Depreciation expense was $413, $447 and $426 for the years ended December 31, 1997, 1996 and 1995.

NOTE 6--DEPOSITS AND INTEREST ON DEPOSITS

As of December 31, 1997 and 1996, the Bank had time certificates of deposit in denominations of $100 or more totaling approximately $20,261 and $9,959, respectively. Interest paid on these deposits was approximately $772 in 1997, $494 in 1996 and $347 in 1995.

NOTE 7--AVAILABLE CREDIT

As of December 31, 1997 and 1996, the Bank had in place $9,000 in unsecured liquidity lines of credit. These funds were available through its correspondent banks. The Bank is a member of the Federal Home Loan Bank of San Francisco
(FHLB). The Bank may borrow up to 25% of its assets subject to collateral and FHLB stock purchase requirements. At December 31, 1997 the Bank held $320 in FHLB stock and was able to borrow up to approximately $2,240. There were $1,000 in borrowings at December 31, 1997 and no borrowings at December 31, 1996.

NOTE 8--REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.


                                                           For Capital             To Be Well Capitalized Under Prompt
                                                    Actual Adequacy Purposes          Corrective Action Provisions
                                                Amount        Ratio       Amount       Ratio     Amount       Ratio

As of December 31, 1996
Total Capital (to Risk Weighted Assets)        $10,205       13.81%     $5,911           8.0%     $7,388       10.0%
Tier 1 Capital (to Risk Weighted Assets)        $9,291       12.58%     $2,955           4.0%     $4,433        6.0%
Tier 1 Capital (to Average Assets)              $9,291        9.50%     $4,145           4.0%     $5,182        5.0%

As of December 31, 1997
Total Capital (to Risk Weighted Assets)        $11,850       12.79%     $7,347           8.0%     $9,184       10.0%
Tier 1 Capital (to Risk Weighted Assets)       $10,692       11.54%     $3,674           4.0%     $5,510        6.0%
Tier 1 Capital (to Average Assets)             $10,692        9.49%     $4,498           4.0%     $5,623        5.0%



Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

As of December 31, 1997 and 1996, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratio as set forth in the table, and not be subject to a capital directive.

The retained earnings of the Company include undistributed earnings of the Bank. Dividends by the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings, or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or with the approval of the California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year. As of December 31, 1997, the Bank had retained earnings available for dividend distribution of $3,652.

Additionally, the Federal Reserve Act generally restricts loans, advances and investments by the Bank, in or to the Company, to 10% of the shareholder's equity of the Bank.

NOTE 9--COMMITMENTS AND CONTINGENT LIABILITIES
The Company is obligated for rental payments under certain operating leases and contract agreements. Rental expense included in occupancy expense and equipment expense was approximately $440, $378 and $359 for the years ended December 31, 1997, 1996 and 1995, respectively.

At December 31, 1997, the approximate future lease rentals payable under operating leases for premises were as follows:

  1998                                $361
  1999                                 275
  2000                                 256
  2001                                 256
  2002                                 256
  Thereafter                             0
  ----------------------------------------------------
  Total Minimum Lease Payments      $1,404


The Bank is required to maintain reserves with the Federal Reserve Bank (FRB) of San Francisco. Reserve requirements are primarily based on a percentage of deposit liabilities. At December 31, 1997 and 1996 the Bank had balances of $1,171 and $964 respectively with the FRB.

In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings will not have a material adverse effect on the consolidated financial condition of the Company.

NOTE 10--OFF-BALANCE SHEET INSTRUMENTS WITH RISK
In the ordinary course of business, the Bank enters into various types of transactions, which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and standby letters of credit and are not reflected in the accompanying balance sheets. These transactions may involve, to varying degrees, credit and interest rate risk in excess of the amount, if any, recognized in the balance sheets. Management does not anticipate any loss to result from these commitments.

The Bank's off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and standby letters of credit. The Bank applies the same credit standards to these contracts as it uses in its lending process.

Financial instruments whose contractual amount represented risk:
                                                        1997              1996

Commitments to extend credit                         $41,174           $36,251
Standby letters of credit                             $1,205              $327

Commitments to extend credit are agreements to lend to customers. These commitments have specified interest rates and generally have fixed expiration dates but may be terminated by the Bank if certain conditions of the contract are violated. Although currently subject to drawdown, many of these commitments are expected to expire or terminate without funding. Therefore, the total commitment amounts do not necessarily represent future cash requirements. Collateral held relating to these commitments vary, but may include cash, securities and real estate.

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

NOTE 11--PROFIT SHARING AND SALARY CONTINUATION PLANS

The Bank has a qualified profit sharing plan for most full-time employees. Employer contributions are to be made from current-year profits, predicated on the performance of the Bank based on a formula approved annually by the Bank's Board of Directors. Participants in the plan are allowed to make contributions in accordance with the plan agreement. The Bank matches the participants'
contributions  up  to 5%  of  their  annual  salary  so  long  as  certain  Bank profitability goals are met. Full vesting of the Bank's contribution to the employee occurs after five years of employment. The Bank provided for contribution expense of $74, $72 and $64 during 1997, 1996 and 1995, respectively.

During 1996, the Company implemented a salary continuation plan for the Bank's former Chief Executive Officer. Under the plan, as revised in early 1998, the Company is obligated to provide the officer or his beneficiaries, $36 per year for 15 years beginning in 2006. Salary continuation expense was $87, $57 and $81 in 1997, 1996 and 1995, respectively. The Bank has elected to fund its obligation under the plan described above with a life insurance contract. The Bank is the beneficiary of a life insurance policy with a current cash surrender value of $211, which is included in other assets at December 31, 1997. The Company has made premium payments of $89 to this policy in the last three fiscal years and does not anticipate making additional premium payments on the Bank's former CEO's policy.

NOTE 12--EMPLOYEE STOCK OPTION PLAN AND RIGHTS

The Company has a stock option plan for full-time, salaried officers and directors and employees who have substantial responsibility for the successful operation of the Company. Options are granted at no less than the fair market value of the stock at the date of the grant. Options vest over a period of zero to five years and have a maximum term of ten years. The options may be granted in accordance with terms determined by the Board of Directors until the expiration of the plan. At December 31, 1997, 9,558 shares were available for grant. The following table summarizes the option activity for the years ended December 31, 1997, 1996 and 1995 (all share amounts are in thousands):

                                                                                                          Weighted
                                                                                  Weighted Average    Average Fair Value
1993 Plan                                             Available     Outstanding    Exercise Share    of Options Granted
-----------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1994                                24            191                $4.75
          Granted                                        (5)              5                $7.25           $13.11
          Exercised                                       --           (11)                $4.75
------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                19            185                $4.82
          Granted                                       (10)             10               $12.50           $15.87
          Exercised                                       --           (15)                $5.08
-------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                 9            180                $5.22
        Exercised                                         --          (142)                $4.80
-------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                 9             38                $6.79
-------------------------------------------------------------------------------------------------

On January 1, 1996, the Bank adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). As permitted by SFAS 123, the Bank has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation cost for the Bank's Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Bank's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                   1997                         1996                     1995
                                        As Reported      Pro Forma    As Reported   Pro Forma   As Reported    Pro Forma
Net income                                 $1,805        $1,789        $1,415       $1,240        $1,211         $1,195
Basic earnings per share                    $2.04         $2.03         $1.69        $1.49         $1.50          $1.48
Diluted earnings per share                  $1.84         $1.82         $1.51        $1.32         $1.38          $1.37

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The fair value of each option grant is estimated on the date of grant using a method that approximates the Black-Scholes option-pricing model with the following weighted-average assumptions used for grant in 1996 and 1995; expected volatility of 15%, risk-free interest rates of 6.00% and expected lives of 10 years. No options were granted in 1997. The remaining average contractual life of outstanding options is seven years.

The following table summarizes information about the Plan's stock options at December 31, 1997:


                      Options Outstanding
                   Number Outstanding    Number Exercisable
                    at 12/31/97          at 12/31/97
Exercise Rate

$ 4.75                 28                     28
$12.50                 10                     10
----------------------------------------------------------------------
Total                  38                     38
----------------------------------------------------------------------


The Company has a stock appreciation rights (SAR) plan under which the Board of Directors may award up to 200,000 units to employees. The SAR can be redeemed for the amount by which the fair market value of a share of common stock on the date of exercise exceeds the SAR's grant price as established by the Board. The SAR becomes fully exercisable based on a vesting schedule established by the Board which generally does not exceed five years. Each SAR expires ten years from the date the SAR is awarded. Compensation cost recognized for SAR's granted under the plan totaled approximately $222,$75 and $0 for 1997, 1996 and 1995, respectively. The SAR liability amounted to $297, and $75 at December 31, 1997 and 1996, respectively.

NOTE 13--INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are set forth below:

                                                    1997                1996
Book loan loss allowance in excess of tax           $448                $472
Book depreciation in excess of tax                   49                  46
Deferred compensation                               198                  71
State franchise tax                                   1                  51
Other                                               (16)                 13

Deferred tax asset                                 $680                $653

The current and deferred amounts of the tax provision (benefit) for the years ended December 31, 1997, 1996, and 1995 were as follows:

Total

                                                                       Federal             State           Provision
1997

       Current                                                            $909              $376              $1,285
       Deferred                                                           (77)                50                (27)
-----------------------------------------------------------------------------------
                                                                          $832              $426              $1,258
------------------------------------------------------------------------------
1996
       Current                                                            $774              $319              $1,093
       Deferred                                                           (81)              (55)               (136)
--------------------------------------------------------------------------------------------------------------------
                                                                          $693              $264                $957
--------------------------------------------------------------------------------------------------------------------
1995
       Current                                                            $583              $262                $845
       Deferred                                                           (14)                 8                 (6)
--------------------------------------------------------------------------------------------------------------------
                                                                          $569              $270                $839
--------------------------------------------------------------------------------------------------------------------

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rates to income before taxes as follows:
                                                                                    1997           1996           1995

Federal income tax expense, based on statutory 34% federal income tax rate        $1,042           $807           $697
State franchise taxes, net of federal benefit                                        219            174            178
Tax exempt income                                                                    (17)          (21)            (21)
Other, net                                                                            14            (3)            (15)
----------------------------------------
Total                                                                             $1,258          $957             $839
----------------------------------------

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

NOTE 14-FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", the estimated fair value of the Company's financial instruments are disclosed below. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent or affect the underlying value of the Company. The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments: Cash and Cash Equivalents: Cash and cash equivalents, which includes federal funds sold, is carried at an amount that approximates fair value. Time Deposits With Other Financial Institutions: Time deposits are carried at an amount that approximates fair value. Investment Securities: Fair value is based on quoted market prices, where available or quoted market prices of comparable instruments. If not material, the carrying value of investment securities approximates fair value. Loans and Loans Held for Sale: Most adjustable rate loans are valued at the carrying amount. All fixed and adjustable rate loans with interest rate caps and floors are valued by loan type. To determine the fair value, the interest rate used to discount the cash flows is the current market rate for a like class of loans. Additionally, the allowance for loan losses was applied against the estimated fair value to recognize  future  defaults  of  contractual  cash flows.  Interest  Receivable:
Interest  receivable  is  carried at an amount  that  approximates  fair  value.
Deposits: The fair values disclosed for demand (interest bearing transaction and savings deposits) are equal to the amount payable on demand at the reporting date (carrying amount). Fair value for time deposits (fixed-rate certificate of deposits) are estimated using a discounted cash flow calculation that applies interest rates currently offered on deposits of similar remaining maturities. Interest Payable: Interest payable is carried at an amount that approximates fair value. Federal Home Loan Bank Advances: Federal Home Loan Bank advances are carried at an amount that approximates fair value. Off-Balance-Sheet
Instruments: The fair value of commitments to extend credit were not significant. The estimated fair values of the Company's financial instruments are as follows:

                                                                  December 31, 1997         December 31, 1996
                                                         Carrying Amount     Fair Value    Carrying Amount   Fair Value
            Assets

         Cash and cash equivalents                            $18,964          $18,964          $17.861          $17,861
         Time deposits with other financial institutions           --               --              100              100
         Investment securities available for sale               1,106            1,106            2,588            2,588
         Investment securities held to maturity                14,482           14,683           12,081           12,203
         Loans                                                 84,374           82,869           67,735           67,824
         Interest receivable                                      741              741              587             587
         Liabilities
         Demand deposits                                       28,248           28,248           23,599           23,599
         Interest bearing transaction and savings deposits     48,157           48,157           50,044           50,044
         Time deposits                                         31,021           30,813           19,325           19,359
         Interest payable                                         251              251              167              167
         Federal Home Loan Bank advances                        1,000            1,000               --               --

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

NOTE 15--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY Condensed balance sheets, statements of income, and cash flows for Bay Area Bancshares (parent company only) are presented below:

Bay Area Bancshares (Parent) Balance Sheets at December 31, 1997 and 1996

                                                                                            1997          1996
Assets
      Cash and cash equivalents                                                                $626           $105
      Investment in subsidiary                                                               10,690          9,276
      Notes receivable                                                                          470              --
      Other assets                                                                              325             --
------------------------------------------------------------------------------------------------------------------

             Total assets                                                                   $12,111         $9,381
Liabilities & Shareholders' Equity
      Other liabilities                                                                         123            100
             Total liabilities                                                                  123            100
------------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                      11,988          9,281
------------------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                                     $12,111         $9,381
------------------------------------------------------------------------------------------------------------------

Bay Area Bancshares (Parent) Statements of Income For the Years Ended December 31, 1997, 1996 and 1995


                                                                                1997           1996          1995
Cash dividends received from subsidiary                                          $450          $225           $275
Interest income                                                                    11             2              1
Professional fees                                                                (37)          (16)           (25)
Miscellaneous expense                                                            (30)          (42)           (35)
------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed income of subsidiary                        394           169            216
Equity in undistributed income of subsidiary                                    1,411         1,246            995
------------------------------------------------------------------------------------------------------------------

Net income                                                                     $1,805        $1,415        $1,211
-----------------------------------------------------------------------------------------------------------------

Bay Area Bancshares (Parent) Statements of Cash Flows For the Years Ended December 31, 1997, 1996 and 1995

                                                                                1997           1996          1995
Cash flows from operating activities:

      Net income                                                               $1,805        $1,415         $1,211

      Adjustments  to  reconcile  net  income  to  cash  provided  by  operating activities:
             Net increase in other assets                                       (325)            --             --
             Net increase in other liabilities                                     23            13             74
      Equity in undistributed income of subsidiary                            (1,411)       (1,246)          (995)
------------------------------------------------------------------------------------------------------------------
             Total adjustments                                                (1,713)       (1,233)          (921)
------------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                             92           182            290
Cash flows from financing activities:
      Net increase in notes receivable                                          (470)            --             --
      Additional paid in capital                                                  640            --             --
      Exercise of common stock options                                            682            80             51
      Common stock retired                                                       (89)            --             --
      Cash dividends                                                            (334)         (277)          (241)
------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                         429         (197)          (190)
------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in cash and cash equivalents                        521          (15)            100
Cash and cash equivalents, beginning of year                                      105           120             20
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                           $626          $105           $120
------------------------------------------------------------------------------------------------------------------


Item 9.  Changes In and Disagreements With Accountants on Accounting and
                  Financial Disclosure.

         Information with respect to the Company's change in auditors is provided by the Company's Current Report on Form 8-K filed with the SEC on September 19, 1996. As reported at that time, the Company had no disagreement with its prior auditor.

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


                                                                                                Director of
                                                  Position                     Position         the Company
Name                               Age          with Company                   with Bank           Since

Frank M. Bartaldo Jr.              49                N/A                       Director,            N/A
                                                                            Executive Vice
                                                                              President,
                                                                           Acting President

Gary S. Goss                       62             Director,                    Director,           1981
                                                  Secretary                    Secretary

Robert R. Haight                   69            Chairman of                   Director            1981
                                                 the Board,
                                                 President,
                                               Chief Executive
                                                   Officer

Stanley A. Kangas                  60             Director                     Director            1996

David J. Macdonald                 58             Director                     Director            1981

Thorwald A. Madsen                 81             Director                     Director            1981
Dennis Royer                       55             Director                     Director            1995


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

FRANK M. BARTALDO, JR. Mr. Bartaldo, Jr., 49, has been with Bay Area Bank since 1986. He currently serves as Acting President of Bay Area Bank, a position he has held since the retirement of Mr. Brooks in February 1998. Prior to being named Acting President Mr. Bartaldo served as Executive Vice President and Senior Banking Officer of the Bank. In February 1996, Mr. Bartaldo was elected to serve as a director of the company's sole subsidiary, Bay Area Bank. Before his employment at Bay Area Bank, Mr. Bartaldo was a partner in a mortgage banking business and prior to that he was employed for eight years at Wells Fargo Bank. Mr. Bartaldo received his BS in Business Administration from California State University at Chico in 1971. Mr. Bartaldo is Past-President of the Redwood City-San Mateo County Chamber of Commerce.

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

ROBERT R. HAIGHT: Mr. Haight is the owner and founder of Woodside Road Insurance Agency in Redwood City. He is also a licensed insurance broker and agent. Mr. Haight graduated from Redwood City's Sequoia High School, having lived in Redwood City since 1942. He is a past president and director of the Redwood City Chamber of Commerce, the Redwood City Independent Insurance Agents Association, and San Mateo County Independent Agents Association. Currently Mr. Haight is a member of the Sequoia Club in Redwood City. Mr. Haight was elected Chairman of the Board, President and Chief Executive Officer of Bay Area Bancshares in 1991.

STANLEY A. KANGAS: Mr. Kangas retired in 1997 as chairman of the Board of Brian Kangas Foulk (BKF), a 150 person civil engineering firm with offices in Redwood City, San Jose and Walnut Creek. Mr. Kangas was President of BKF from 1975 to 1995. Mr. Kangas' firm provided engineering services to Stanford University and he served as Principal-In-Charge of many of BKF's large scale projects including the 1,200 acre Redwood Shores community in Redwood City. Mr. Kangas served as an officer in many professional societies and civil engineering organizations. Mr. Kangas is currently involved in many local community programs and non-profit groups including the Redwood City-San Mateo County Chamber of Commerce, the Redwood City Library Foundation, the Redwood City School District Bond Oversight Committee, the San Carlos Youth Center Foundation and the Boys and Girls Club of the Peninsula. Mr. Kangas and BKF were recently honored with the Sequoia Award for civic service by a Redwood City business. Mr. Kangas was appointed to the Board of Directors of Bay Area Bank and Bay Area Bancshares on February 20, 1996.

DAVID J. MACDONALD: A real estate developer and syndicator for the past 35 years, Mr. Macdonald is owner and broker of David J. Macdonald Real Estate Company in San Carlos. Mr. Macdonald is a member of the San Carlos Board of Realtors and is an active volunteer and member of San Mateo County Sheriff's Air Squadron, Search and Rescue.

THORWALD A. MADSEN: Retired since 1989, Mr. Madsen was Manager of Bay Counties Builders Escrow from 1972 to 1989, and Executive Director of the Peninsula Builder's Exchange from 1972 to 1984. Prior to assuming dual responsibilities at PBE, he ran his own company, Thor Madsen Plumbing and Heating from 1944 to 1970. Always an active member of the community, Mr. Madsen served as Mayor of San Carlos in 1974 and served on the city council from 1972 to 1976. He was on the San Carlos Park & Recreation Commission for 12 years, serving as Chairman five times. Mr. Madsen retired from the San Carlos Lions Club after 45 years of membership. Currently Mr. Madsen is an active participant in Peninsula Association of Contractors and Engineers and the San Carlos Branch of Sons in Retirement.

DENNIS W. ROYER. Mr. Royer is a partner in his family-owned and operated business, Royer Realty in Redwood City, which his father began in 1954. Upon receiving his MBA from the University of Santa Clara in 1967, Mr. Royer began his career as a residential real estate broker. He is a former board member of the Redwood City/San Carlos Association of Realtors and the Peninsula Golf and Country Club. Mr. Royer was appointed to the Board of Directors of Bay Area Bank and Bay Area Bancshares on June 6, 1995. In July 1997 Mr. Royer was elected Chairman of the Board of Bay Area Bank.

Executive Officers of the Registrant

         The information required herein is incorporated by reference from Item 1(b), herein.

Compliance with Section 16(a) of the exchange Act.

         The Company's common stock is not registered pursuant to Section 12 of the Exchange Act, therefore Item 405 of Regulation S-K is not applicable to the Company.

Item 11.          Executive Compensation.

         The following table sets forth the cash compensation paid to or allocated for the Chief Executive Officer of the Company and the Bank and those executive officers whose cash compensation exceeded $100,000 for services rendered in 1997, 1996, and 1995.



Summary Compensation Table
                                                                           Long Term
Name and                                    Regular                      Compensation                 All Other
Principal Position               Year1    Salary1, 2        Bonus     Stock Options/SARs*        Compensation3, 4
------------------               ----     ------            -----     -------------------        ------------
Robert R. Haight              1997        $20,350         N/A                 0                         $ 6,600
CEO of Company                1996        $18,950         N/A                 0                         $ 5,888
                              1995        $17,750         N/A                 0                         $ 6,000

Frank M. Bartaldo             1997       $100,000       $32,000             20,000                      $ 6,700
EVP/Acting President          1996       $100,000       $34,000             20,0005                     $ 6,451
of Bank                       1995       $ 85,000       $28,000                0                        $ 5,200

Anthony J. Gould              1997       $ 90,000       $32,000             15,000                      $ 6,000
SVP/CFO of Company            1996       $ 90,000       $30,000             15,0005                     $ 5,792
and Bank                      1995       $ 75,000       $25,000               0                         $ 4,525

Mark V. Schoenstein           1997       $ 75,000       $33,180             12,500                      $5,183
SVP/Construction Loans        1996       $ 75,000       $30,156             10,0006                     $4,519
of Bank

William A. Peterson           1997       $ 30,0007     $17,0007               0
SVP/Sr. Lending Officer
of Bank

   John O. Brooks             1997       $150,000         N/A                 0                         $13,500
President/CEO of Bank         1996       $150,000       53,000                0                         $13,500
EVP/COO of Company            1995       $135,000       49,000                0                         $13,500
(Retired 2/20/98)

* Number of shares
---------------------

1     Amounts for Mr. Haight include all compensation received in the fiscal year.
2 Mr. Haight is paid $300 per Board meeting in addition to his regular, non-officer director fees. Mr. Bartaldo has an annual salary of $100,000. Mr. Gould has an annual salary of $90,000 , Mr. Schoenstein's annual salary is $75,000, and Mr. Brooks' annual salary was $150,000.
3 Mr. Haight is not eligible for the Bank's 401(k) Plan as he is not an employee of the Bank. Mr. Haight received health benefits with a cost of $650 per month. During 1997, Mr. Bartaldo received $6,700 as a matching contribution under the Bank's 401(k) Plan and Mr. Gould and
      Mr.  Schoenstein  received $6,000 and  $5,183   respectively.   During
      1997  Mr.  Brooks   received  $6,000 ($500/month)  as an auto  allowance
      and $7,500 as a matching  contribution under the Bank's 401(k) Plan.
4 In addition to this compensation, Salary Continuation Plans were adopted effective January 1, 1997, to provide salary continuation benefits to Mr. Bartaldo and Mr. Gould, subject to certain terms and conditions as described below.
5 Under the terms of the SAR agreement dated October 1, 1996, Mr. Bartaldo's and Mr. Gould's SAR units were 40% vested as of October 1, 1997 and 15% vested on October 1st thereafter until fully vested in the year 2001. In the event of a change of control in the ownership of the Company, the vesting of one-half of any remaining unvested portion of outstanding SARs is to be accelerated.
6     Under  the  terms  of  the  SAR  agreement   dated  June  18,  1996,   Mr.
      Schoenstein's 10,000 SAR units were 40% vested as of June 30, 1997 and 20% vested on June 30th thereafter until fully vested in the year 2000. In the event of a change of control in the ownership of the Company, the vesting of one-half of any remaining unvested portion of outstanding SARs is to be accelerated.
7 Mr. Peterson's employment with the Bank started September 1, 1997. Bonus amount includes a $5,000 signing bonus.

Executive Salary Continuation Plan

         The Board of Directors of the Bank approved a Salary Continuation Plan for executives of the Bank by which certain executives will receive deferred compensation in accordance with the terms and conditions of written agreements to be entered into under the Plan. A written agreement exists with John Brooks as described in elsewhere in connection with his retirement and written agreements are being prepared for Frank Bartaldo and Anthony Gould. The additional two agreements have not been finalized. The Bank has purchased life insurance products in connection with the Salary Continuation Plan relating to Mr. Brooks' agreement and the proposed agreements relating to Mr.
Bartaldo and Mr. Gould.

Profit Sharing Plan

         The Bank instituted a capital accumulation and profit-sharing plan (the "Plan") for eligible employees of the Bank effective January 1, 1985 which was last amended December, 1994. The Plan is intended to provide benefits to the Bank's employees at retirement or upon death or disability. To be eligible for participation in the Plan, an employee must complete one half year of service and not be included in a collective bargaining unit.

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

         Following two years of service, the Bank's contributions begin to vest, with 100% vesting occurring after four years of service. For the years ending December 31, 1997, 1996 and 1995, the Bank contributed $74,000, $72,000, and
$64,000 and respectively, to the Plan.

Stock Option Plan

         The Company adopted a Qualified Stock Option Plan (the "1993 Plan") in 1993, which was approved by the shareholders at the 1993 Annual Meeting. The 1993 Plan provides for the issuance of incentive and non-incentive stock options to directors, key full-time employees and officers and consultants of the Company and the Bank. The 1993 Plan initially covered 231,431 shares of the Company's Common Stock, no par value, for which such options could be granted. As of March 15, 1998, 33,471 shares were subject to outstanding options under the Plan.

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

         The following table sets forth the value realized by the exercise of options during 1997 and the value of outstanding stock options held by the executive officers named in the Summary Compensation Table at December 31, 1997, pursuant to the 1993 Plan.


               AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR AND
                             YEAR-END OPTION VALUES

                                                                       Number of               Value of Unexercised
                                                                  Unexercised Options          In-The-Money-Options
                           Shares Acquired         Value             Exercisable/                  Exercisable/
Name                        On Exercise1         Realized2          Unexercisable1                Unexercisable3
----                        -----------          --------           -------------                 -------------
Robert R. Haight                1,005             $22,358             10,608 / 0                   $236,028 / $0
Frank M. Bartaldo              11,968            $266,288                0 / 0                        $0 / $0
Anthony J. Gould               14,078            $214,670                0 / 0                        $0 / $0
John O. Brooks                 30,935            $666,304                0 / 0                        $0 / $0
--------------------------------

1   Number of shares.
2   Value determined based on the difference between exercise price for shares and fair market value of shares on date of exercise.
3   Value estimated based on fair market value of Common Stock at December 31, 1997  ($27.00 estimated bid price)
    less the exercise price of those options.

         On November 18, 1997, the Board of Directors of the Company adopted an amendment to the Stock Option Plan to (1) to increase the number of shares covered by the Plan from 231,431 to 750,000, subject to the limitation that outstanding options (plus other rights to receive stock pursuant to compensation plans) may not at any time exceed 30% of the Company's outstanding stock; (2) to provide that options may be exercised by the delivery of a note for the exercise price; and (3) to provide that if there is a change in control of the Company and, as a result, an option held by an officer, director or consultant will be terminated and that option has not fully vested, the vesting of the option will accelerate. The amendment is subject to the approval of the shareholders of the Company, which will be sought at the 1998 annual shareholders meeting.

         Subject to the approval of the shareholders of Amendment No. 1 to the Plan and other conditions, the Board granted options to employees on November 18, 1997. The following table shows the options granted to those officers of the Bank listed in the Summary Compensation Table. All of the options listed below were granted subject to a further condition that the officer agree to amend his Salary Continuation Agreement to cap the appreciation under that agreement at $24.00 per share.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants

                                 Number              % of Total Options
                              of Securities              Granted to
                               Underlying               Employees in          Exercise Price          Expiration
Name                         Option Granted1             Fiscal Year             ($/Share)               Date
----                         --------------              -----------             ---------               ----

Frank M. Bartaldo                20,000                     28.0%                 $24.00               11/18/07
Anthony J. Gould                 15,000                     21.3%                 $24.00               11/18/07
Mark V. Schoenstein              12,500                     17.7%                 $24.00               11/18/07
William A. Peterson              10,000                     14.2%                 $24.00               11/18/07
---------------------

1 Under the terms of the 1993 Stock Option Plan, as amended, terms of the incentive stock options granted are as follows: 10 year terms; vesting 20% per year on the anniversary date of the grant date, starting on the 1st year anniversary date, to be fully vested on the 5th anniversary date.

SAR PLAN

         In 1996, the Board of Directors of Bay Area Bancshares adopted a Stock Appreciation Right Plan, by which full-time employees of the Company and the Bank may be awarded stock appreciation rights (SARs). An employee to whom a SAR is awarded may choose to exercise the SAR and receive the difference between the base price of the SAR (which is equal to the fair market value of the stock at the time the SAR is awarded) and the fair market value at the time the SAR is exercised. During 1997, each holder of a SAR right agreed to amend his SAR right to cap the appreciation for which he receives payment at $24.00 per share, as a condition to the award of options discussed above. The following table sets forth the aggregate value of SARs held by those officers named in the Summary Compensation Table. There were no SARs awarded in 1997.

                     AGGREGATE VALUE OF SARS AT FISCAL YEAR

                                                          Number of                   Value of Unexercised
                                                      Unexercised SARs                  In-The-Money SARs
                                                        Exercisable/                      Exercisable/
Name                                                   Unexercisable1                    Unexercisable2

Frank M. Bartaldo                                       8,000 /12,000                  $128,000 / $192,000
Anthony J. Gould                                        6,000 / 9,000                  $ 96,000 / $144,000
Mark V. Schoenstein                                     4,000 / 6,000                  $ 64,000 / $ 96,000
--------------------------------

1   Value determined based on the difference between exercise price for SARS and the capped stop value of the SARS at
    $24.00 per share.

Retirement Agreement

         On February 27, 1998 the Bank announced the retirement of its president and chief executive officer, John Brooks. He also retired as an officer of the Company and as a director of both the Bank and the Company. Pursuant to a retirement agreement between Mr. Brooks and the Bank and Company, Mr. Brooks was paid a total of $104,000 and entered into an Amended and Restated Salary Continuation Agreement with the Bank providing for deferred compensation of $36,000.00 per year beginning in April 2006 and ending in April 2020.

Compensation of Directors

         In 1997, non-officer directors of the Company received $200 per Company Board meeting. The Chairman of the Company's Board received an additional $100 per meeting. Each non-officer director received $650 per Bank Board meeting and the Chairman of the Bank's Board received an additional $200 per monthly meeting. Each non-officer director receives $150 per monthly committee meeting and also $550 per month for health insurance premiums. Total compensation for the six non-officer directors in 1997 was $94,650, which does not include the health insurance.

         Directors are also eligible to receive options and have received options under the 1993 Plan and the prior plan of the Company. In 1997, directors exercised options for 68,313 shares of stock, by which those directors realized $1,254,850. As of March 15, 1998 the directors of the Company have options exercisable for a total of 20,608 shares. The value of those exercisable options as of March 15, 1998 was approximately $463,460 which value is estimated based on fair market value of Common Stock at March 15, 1998 ($29.50 estimated bid price) less the exercise price of those options.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Management

         The following table sets forth information as of March 15, 1998, pertaining to beneficial ownership of the Company's Common Stock by current directors of the Company and the Bank and all directors and executive officers1 of the Company as a group. The information contained herein has been obtained from the Company's records and from information furnished directly by the individual or entity to the Company.

         The table should be read with the understanding that more than one person may be the beneficial owner or possess certain attributes of beneficial ownership with respect to the same securities. Therefore, careful attention should be given to the footnote references set forth in the column entitled "Amount Held and Nature of Holdings." In addition, shares issuable pursuant to options which may be exercised within 60 days of March 15, 1998 are deemed to be issued and outstanding and have been treated as outstanding in calculating the percentage ownership of those individuals possessing such interest, but not for any other individuals. Thus, the total number of shares considered to be outstanding for the purposes of this table may vary depending upon the individual's particular circumstance.

                                                                      Amount and Nature of
Name and Address                           Relationship                    Beneficial            Percent
of Beneficial Owner2,3                     With Company                    Ownership4           of Class
-------------------                        ------------                    ---------            --------

Frank M. Bartaldo                          Director and Acting               19,430  5             1.98%
President of the Bank
Gary S. Goss                               Director & Secretary              59,839  6             6.10%
Robert R. Haight                           Chairman of the Board,            55,648  7             5.61%
                                           President and CEO
Stanley A. Kangas                          Director                           8,900  8              .90%
David J. Macdonald                         Director                          37,280  9             3.80%
Thorwald A. Madsen                         Director                          27,397 10             2.79%
Dennis W. Royer                            Director                           6,977 11              .71%
Anthony J. Gould                           Sr. VP/CFO                        16,952 12             1.73%
                                                                             ------                ----

All directors, nominees and officer
of the Company and Bank as a Group                                          232,423 13             23.20%
(10 in number)
John O. Brooks                             Retired EVP/COO                   36,935 14              3.76%
of Company and
President/CEO of Bank
-------------------

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

3 The address for all persons is: 900 Veterans Boulevard, Redwood City, California 94063.

4 Includes ownership of Common Stock, as well as shares of Common Stock which could be acquired through the exercise of options currently outstanding within 60 days of March 15, 1998.

5 Includes 17,107 shares held by Frank and Kathy Bartaldo as joint tenants; and 2,323 shares in the name of Frank M. Bartaldo IRA.

6 Includes 54,535 shares of Common Stock held in the name of The Gary Goss Trust; 1,029 shares held by Gary S. Goss as custodian; and 4,275 shares in the name of Gary S. Goss IRA. On December 27, 1991, the State Banking Dept. approved an application by Mr. Goss to acquire up to 24.99% of the Company's stock on the open market.

7 Includes 43,000 shares of Common Stock held by Robert and Sherrill Haight as joint tenants; 1,600 shares held by Robert R. Haight IRA; 540 shares Sherrill Haight IRA; and options to acquire 10,608 shares of Common Stock.

8 Includes 1,500 shares of Common Stock held by Stanley and Teresa A. Kangas as joint tenants; and 2,400 shares held by the Stanley A. Kangas IRA; and options to acquire 5,000 shares of Common Stock.

9 Includes 14,107 shares of Common Stock held by David and Pauline Macdonald as joint tenants; and 23,173 shares in the name of David J. Macdonald.

10 Includes 27,375 shares of Common Stock held by Thorwald and Jonelle Madsen as Trustees of the Madsen Family Trust; and 22 shares of Common Stock held by Thorwald Madsen as custodian for his grandchild, a minor.

11 Includes 1,977 shares of Common Stock held in the name of Dennis W. Royer Keogh; and options to acquire 5,000 shares of Common Stock.

12    Includes 16,952 shares of Common Stock held in the name of Anthony J.
      Gould.

13 Includes as if currently outstanding, 33,471 shares subject to stock options granted under the Company's 1993 Stock Option Plan.

14 Includes 36,935 shares of Common Stock held in the name of the John O. Brooks Revocable Trust.

Major Shareholders

         The following sets forth information as of March 15, 1998, pertaining to beneficial ownership of the Company's Common Stock by persons, other than management, known to the Company to own 5% or more of the Company's common stock. This information was obtained through the Company's stock transfer agent and registrar.

Name and Address                              Relationship             Amount and Nature of             Percent
of Beneficial Owner                           With Company             Beneficial Ownership1           of Class


Mario Biagi, 10541 Valley Drive            Director Emeritus                  51,6412                     5.20%
Plymouth, CA                               of the Bank

Alan Miller, #4 Bridle Lane                Director Emeritus                  56,4803                     5.76%
Woodside, CA                               of the Bank

Bank Funds, 208 S. LaSalle                 Major Shareholder                  70,986                      7.22%
Chicago, IL
----------------------

1 Includes shares beneficially owned, directly and indirectly, together with associates. Subject to applicable community property laws and shared voting or investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.

2   Includes 40,028 shares held by Mario and June Biagi as joint tenants; and options to acquire 11,613 shares of
    Common Stock.

3 Includes 8,472 shares of Common Stock held by Heart Construction Company, which is wholly owned by Alan B. Miller; and 48,008 shares solely owned by Alan B. Miller.

Item 13. Certain Relationships and Related Transactions.

Buildings Leases with Major Shareholder

         The Company's and the Bank's principal offices are located in a modern, six-story building at 900 Veterans Boulevard, Redwood City, which provides approximately 8,300 square feet of ground floor interior space. In June of 1995 the Bank executed a lease for 7.5 years (90 months) with a seven year option to renew. The new lease was made at essentially the same terms as the previous lease. The current monthly cost for this space (which includes an allocation of certain operating expenses) is approximately $21,400 per month or approximately $2.58 per square foot. The rental amounts are subject to further adjustments annually based on the Consumer Price Index and the allocation of property taxes and operating expenses. This building was acquired in September of 1992 by Nine-C Corporation, which is owned by Mr. James Burney, a Director Emeritus of the Bank.

         In addition to the 8,300 square feet the Company leases for its primary operations, an additional 2,100 square feet was leased in the same building in 1993 for the Bank's Mortgage and Construction Lending Department. The current cost for this additional space (which includes an allocation of certain operating expenses) is approximately $4,000 per month or $1.93 per square foot. The lease expired in December 1995 and was renewed for a three year period with a three year option to renew. This lease is also subject to adjustment annually based on the Consumer Price Index and the allocation of property taxes and operating expenses.

         The Company leases additional premises for its data processing, accounting and centralized operations departments in Redwood City. These premises are located in a building owned by Mr. Alan Miller, a major shareholder and Director Emeritus of the Company and the Bank. The lease covers total space of approximately 5,200 square feet. On May of 1991, the Company executed a three year lease with Mr. Alan Miller. This lease has been extended to March 31, 1999 with a three year option to renew. The current monthly cost under the lease (which includes an allocation and adjustments for certain operating expenses) is $4,750 per month, or $.91 per square foot. The monthly rent payment is subject to annual adjustment based on the cost of living index as published by the U.S. Department of Labor, Bureau of Labor Statistics. In addition to monthly rent payments, the Company is also responsible for operating expenses (i.e., taxes, utilities, insurance, lands-caping, security) of the building based on the Company's proportionate share of the building's square footage (29%).

         The Company's leases were reviewed by management and the Board of Directors and found to be equitable and competitive with other leases within the immediate market area.

         The Company owns leasehold improvements and furniture, fixtures and equipment located at the above location, all of which are used in the banking business.

Indebtedness of Management

         The Company has made loans to certain of its and the Bank's directors and executive officers, which loans are secured by shares of common stock of the Company owned by the director or executive officer. All of the loans were made after the individual exercised a stock option. The following provides information with respect to all of such loans to persons who are currently directors or executive officers and whose loans exceeded $60,000.

         In September of 1997, the Company loaned $100,000 to Mr. Gary Goss, a director of the Company, which loan is secured by 11,000 shares of the Company's stock. The loan bears interest at the rate of 7.2% per year, and the largest amount outstanding during 1997 and the amount outstanding as of March 15, 1998 was $100,000.

         In July of 1997, the Company loaned $110,000 to Mr. David Macdonald, a director of the Company, which loan is secured by 11,000 shares of the Company's stock. The loan bears interest at the rate of 6% per year, and the largest amount outstanding during 1997 and the amount outstanding as of March 15, 1998 was $110,000.

         In November of 1997, the Company loaned $70,000 to Mr. Anthony Gould, an executive officer of the Company, which loan is secured by 8,000 shares of the Company's stock. The loan bears interest at the rate of 6% per year, and the largest amount outstanding during 1997 and the amount outstanding as of March 15, 1998 was $70,000.

         Some of the Company's directors and executive officers, as well as their immediate family and associates, are customers of, and have had banking transactions with the Bank in the ordinary course of the Bank's business and the Bank expects to have such ordinary banking transactions with these persons in the future. In the opinion of management of the Bank, all loans and commitments to lend included in such transactions were made in compliance with applicable laws, and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and did not involve more than a normal risk of collectibility or present other unfavorable features. The aggregate amount the Bank can lend to directors and officers as a group is limited to 100% of the Bank's capital. Loans to individual directors and officers must comply with the Bank's respective lending policies and statutory lending limits, and prior approval of the Bank's Board of Directors is required for most of these loans. Total loans outstanding at December 31, 1997 to current directors and executive officers, and their associates was $522,606 or approximately 4.89% of the Bank's capital.

                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.

      (a)  1.    Financial Statements.

      Reference                                            Page

      Report of Independent Accountants:
      Coopers & Lybrand L.L.P                               49

      Consolidated Financial Statements of
      Bay Area Bancshares and Subsidiaries:                 49

      Consolidated Balance Sheets as
      of December 31, 1997 and 1996:                        47

      Consolidated Statements of
      Income for the Years Ended
      December 31, 1997, 1996 and 1995:                     46

      Consolidated Statements of Changes
      in Shareholders' Equity for the
      Years Ended December 31, 1997, 1996, and 1995:        49

      Consolidated Statements of Cash
      Flows for the Years Ended
      December 31, 1997, 1996, and 1995:                    48

      Notes to Consolidated Financial Statements:           50

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

      3.3          Bylaws of Company, as amended2

      3.4          Amendment to Bylaws of Company2

      4.1          Certificate of Determination of Preferred Stock4

      10.3         Lease Entered Into By and Between Alan B. Miller and Bay Area
                   Bank5

      10.4 # Employment Agreement Between John O. Brooks, Bay Area Bancshares and Bay Area Bank dated as of September 2, 1992 6

      10.8         # 1993 Stock Option Plan 6

      10.9         # Forms of Stock Option Agreements 6

      10.11        #Director Emeritus Agreement Bay Area Bank and James E.
                   Burney dated March 21, 1995 7

      10.12 #Director Emeritus Agreement Bay Area Bank and Alan Miller dated May 16, 1995 7

      10.13 Commercial Lease between Nine C Corporation dated June 30, 1995 for the Bank's primary facility 7

      10.14 Commercial Lease between Nine C Corporation dated November 30, 1995 for the Bank's Mortgage Department 7

      10.15       #Salary Continuation Agreement between John O. Brooks and
                   Bay Area Bank dated January 1, 1995 8

      10.16        #1996 Stock Appreciation Rights Plan and form of Agreement 8

      10.17        #Amended No. 1 to the Bay Area Bancshares 1993 Stock Option
                   Plan. 9

      10.18 #Form of Incentive Stock Option Agreement to be used after Amendment No. 1 (employees who are not directors) 9

      10.19 #Form of Incentive Stock Option Agreement to be used after Amendment No. 1 (employees who are directors) 9

      10.20 #Form of Stock Option Agreement to be used after Amendment No. 1 (non-employee directors or consultants) 9

      10.21 #Retirement and Release Agreement between Bay Area Bank, Bay Area Bancshares and John O. Brooks, dated February 20, 1998.

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

4 Filed as Exhibit 4.1, to the Company's Current Report on Form 8-K filed September 15, 1988.

5 Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

6 Filed as Exhibits 10.4, 10.8 and 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

7 Filed as Exhibits 10.11, 10.12, 10.13 and 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

8 Filed as Exhibits 10.1 and 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

9 Filed as Exhibits 4.2, 4.3, 4.4 and 4.5 to the Company's Post Effective Amendment No. 1 to its Registration Statement on Form S-8, SEC File No. 33-78242, filed on March 18, 1998.



      (b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter.

      Supplemental  Information  to be Furnished  With Reports Filed Pursuant to
      Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

      The Registrant's proxy material for its 1998 Annual Meeting of Shareholders and its Annual Report to Shareholders covering Registrant's last fiscal year is to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K. The Registrant shall furnish copies of such material to the Commission when it is sent to security holders.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March  26,   1998

BAY AREA BANCSHARES

By /s/ Robert R. Haight
Robert R. Haight, Chairman of the Board, President and Chief
Executive Officer
(Principal Executive Officer)


By /s/ Anthony J. Gould
Anthony J. Gould, Sr. Vice President, Chief
Accounting Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE:                                             DATE:

/s/ Gary S. Goss                                       March 26, 1998
GARY S. GOSS, Director

/s/ Robert R. Haight                                   March 26, 1998
ROBERT R. HAIGHT, Chairman
of the Board of Directors, President
and Chief Executive Officer

/s/ David J. Macdonald                                 March 26, 1998
DAVID J. MACDONALD, Director

/s/ Thorwald A. Madsen                                 March 26, 1998
THORWALD A. MADSEN, Director

/s/ Dennis W. Royer                                    March 26, 1998
DENNIS W. ROYER, Director

/s/ Anthony J. Gould                                   March 26, 1998
ANTHONY J. GOULD, Vice President
Chief Accounting Officer


Exhibit Index

10.21        Retirement  and Release  Agreement  between Bay Area Bank, Bay Area
             Bancshares and John O. Brooks, dated February 20, 1998.
23           Consent of Coopers & Lybrand LLP
27           Financial Data Schedule