Form 10-Q
period 1998-03-31
BAY AREA BANCSHARES
filed 1998-05-14
CIK 701153

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED March 31, 1998

                         Commission File Number 2-76003

                               BAY AREA BANCSHARES


                             California #94-2779021

                   900 Veterans Blvd., Redwood City, CA 94063
                            Telephone (650) 562-3238


         Theregistrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and

                                x  Yes           No

               (2) has been subject to such filing requirements for the past 90 days.
                                x  Yes           No


982,528 Shares of Common Stock Outstanding as of March 31, 1998

Part 1 Item 1



                       BAY AREA BANCSHARES & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (UNAUDITED, IN THOUSANDS)






ASSETS                                                              3/31/98                                12/31/97

Cash and due from banks                                             $12,007                                 $11,464
Federal Funds Sold                                                    9,400                                   7,500

     Cash and cash equivalents                                       21,407                                  18,964
Investment securities available for sale
  (market value approximates book value)                              1,105                                   1,106
Investment securities held to maturity
  (market value of $14,209 in 1998 and $14,683 in 1997)              14,055                                  14,482
Loans, net of reserve for possible loan losses
    of $1,732 in 1998 and $1,638 in 1997                             87,500                                  84,374
Premises and equipment,net                                              585                                     653
Real estate owned                                                         0                                       0
Interest receivable and other assets                                  2,592                                   2,506

     Total assets                                                  $127,244                                $122,085
                                                                                                                                   =





LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Demand                                                           $28,449                                 $28,248
   Interest-bearing transaction                                      44,014                                  41,758
   Savings                                                            7,182                                   6,399
   Time                                                              32,484                                  31,021

Total Deposits                                                      112,129                                 107,426
Interest payable and other liabilities                                1,720                                   1,671
Federal funds purchased                                                   0                                       0
Federal Home Loan Bank advances                                       1,000                                   1,000

     Total liabilities                                              114,849                                 110,097

Shareholders' equity:

   Common stock, no par value:
     Authorized - 20,000,000 shares; issued & outstanding             4,756                                   4,736
      982,528  in 1998 and 977,035 in 1997
   Unrealized (loss) gain on securities held for sale                     0                                      (2)
   Additonal paid in capital                                            640                                       0
   Retained earnings                                                  6,999                                   7,254

     Total shareholders' equity                                      12,395                                  11,988

     Total liabilities and shareholders' equity                    $127,244                                $122,085





                                                         (1)

Part 1 Item 1



                       BAY AREA BANCSHARES & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (UNAUDITED, DOLLARS IN THOUSANDS)
                                                                                   Three Months                        Three Months
                                                                                     Ended                                Ended
                                                                                    3/31/98                               3/31/97
Interest Income:
     Interest and fees on loans                                                      $2,248                              $1,856
     Interest on investment securities                                                  232                                 227
     Interest on federal funds sold                                                     135                                 111
     Interest on time deposits with other financial institutions                          0                                   1

             Total Interest Income                                                    2,615                               2,195
Interest Expense:
     Interest on interest-bearing transaction amounts                                   299                                 339
     Interest on savings deposits                                                        70                                  58
     Interest on time deposits                                                          438                                 264
     Interest on short-term borrowing                                                    16                                   0
     Interest on notes payable and redeemable debentures                                  0                                   0

             Total Interest Expense                                                     823                                 661

   Net interest income                                                                1,792                               1,534
Provision for possible loan losses                                                       40                                  40

    Net interest income after provision for possible loan losses                      1,752                               1,494
Noninterest income:
     Service charges on deposit accounts                                                 60                                  48
     Net loss on sales of securities                                                      0                                   0
     Net gain on disposal of assets                                                       0                                   0
     Net gain on sale of loans held for sale                                              0                                  12
     Other  Mortgage Banking Revenue                                                     49                                  24
     ATM network revenue                                                                451                                 481
     Other                                                                               35                                  21

             Total noninterest income                                                   595                                 586
Noninterest expense:
     Salaries and related benefits                                                      672                                 637
     Occupancy                                                                          124                                 110
     Equipment                                                                          125                                 131
     Professional fees                                                                   77                                  46
     Stationery and supplies                                                             25                                  28
     Other                                                                              519                                 447

             Total noninterest expense                                                1,542                               1,399

Income before provision for income taxes                                                805                                 681
Provision for income taxes                                                              330                                 289

Net Income                                                                             $475                                $392

Earnings per share:
     Average common and equivalent shares outstanding- Primary                      981,695                             875,788


     Average common and equivalent shares outstanding- Fully Diluted              1,009,460                             982,000

     Earnings Per Common Share                                                        $0.48                               $0.45

     Earnings Per Common Share - Assuming Dilution                                    $0.47                               $0.40


                                           (2)

Part 1 Item 1


                         BAY AREA BANCSHARES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                              Three Months                           Three Months
                                                                               Ended                                   Ended
                                                                              3/31/98                                 3/31/97

Cash flows from operating activities:
    Net Income                                                                 $475                                    $392
    Adjustments to reconcile net income to net cash provided
    by operating activities:

      Depreciation of premises and equipment                                     90                                      97
      Provision for possible loan losses                                         40                                      40
      Net gain loss on sale of assets                                             0                                       0
      Funding of loans held for sale                                              0                                    (947)
      Proceeds from the sale of loans held for sale                               0                                   1,682
      Net gain on sale of loans held for sale                                     0                                     (12)
      Net loss on sale of investment securities                                   0                                       0
      Net ammortization and accretion of investment premiums and discount        30                                      40
      Net decrease in interest receivable and other assets                      (86)                                    (29)
      Net  increase in interest payable and other liabilities                    49                                     140
      Net  increase (decrease) in deferred loan fees                             31                                     (52)

         Total adjustments                                                      154                                     959

          Net cash provided by operating activities                             629                                   1,351

Cash flows from investing activities:
    Proceeds from sale of investment securities                                   0                                       0
    Proceeds from the maturity of investment securities
        held for sale                                                             0                                       0
    Proceeds from the maturity of investment securities
        held to maturity                                                        500                                     500
    Mortgage backed securities principal payments                               316                                      95
    Purchase of investment securities held to maturity                         (440)                                   (754)
    Purchase of investment securities held for sale                               0                                       0
    Net increase in gross loans                                              (3,165)                                   (398)
    Proceeds from the sale of Real Estate Owned                                   0                                       0
    Capital expenditures                                                        (22)                                    (44)

         Net cash used in investing activities                               (2,811)                                   (601)

Cash flows from financing activities:
    Net  increase in demand deposits,transaction and savings                  3,240                                   2,498
    Net increase in time deposits                                             1,463                                   1,111
    Repayment of Federal Funds Purchased                                          0                                       0
    Net proceeds of Federal Home Loan Bank advances                               0                                       0
    Proceeds from stock warrants and options exercised                           20                                      34
    Cash Dividends paid                                                         (98)                                    (76)

    Net cash  provided by financing activities                                4,625                                   3,567

Net  increase in cash and cash equivalents                                    2,443                                   4,317

Cash and cash equivalents,beginning of period                                18,964                                  17,861


Cash and cash equivalents,end of period                                     $21,407                                 $22,178

There were $0 and $499 in loans transferred to Real Estate Owned in 1998 and 1997 respectively.

                                              (3)

BAY AREA BANCSHARES & SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


All adjustments, which in the opinion of management are necessary for a fair statement of the Company's financial condition at March 31, 1998, results of operations for the three month period ended March 31, 1998 and the statement of cash flows for the three month period ended March 31, 1998 have been included. These adjustments are of a normal and recurring nature. The results of operations and statement of cash flows are not necessarily indicative of the results for a full year's activity.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's Annual Report for the year ended December 31, 1997.


All references to the "Bank" are in reference to the Company's sole, and wholly owned, subsidiary Bay Area Bank.



                                                        (4)

BAY AREA BANCSHARES & SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2A  Financial Condition

Liquidity

Liquid assets (Cash, Federal Funds Sold and Investments) increased $2.0 million or 5.8% to $36.6 million over the three month period from December 31, 1997 to March 31, 1998. At year-end, total liquid assets as a percentage of total assets was 28.3%, whereas on March 31, 1998 it had increased slightly to 28.8%.

Cash & due from banks increased $543,000 over the first three months of 1998 to $12.0 million at March 31, 1998. During the first three months of 1998 cash and due from banks averaged $10.2 million. The portion of the total cash & due from banks representing ATM ("Automatic Teller Machine") network cash inventory has averaged approximately $2.6 million during 1998 and averaged approximately $3.7 in the first quarter of 1997.

The increase in total liquid assets, during the first three months of 1998, was primarily a result of an increase in deposits and advances of $4.7 million or 4.4%, offset in part by an increase in gross loans of $3.2 million or 3.7%. Deposits have averaged $108.7 million in the first quarter of 1998 while they averaged $94.9 million during the three month period ending March 31, 1997. Gross loans outstanding have averaged $86.5 million in the first quarter of 1998 as compared to $69.3 million averaged in the first quarter of 1997.

Management believes current liquid assets and current available credit lines are adequate to cover the working capital requirements of the Company and any reasonable needs arising from deposit withdrawals.


Capital

Consolidated equity capital plus reserves increased $501,000 in the first three months of 1998 from $13.6 million or 11.16% of total gross assets at December 31, 1997 to $14.1 million or 11.1% of total gross assets at March 31, 1998.

Bank capital plus reserves totaled $12.9 million on March 31, 1998 or 10.07% of total adjusted assets as compared to capital plus reserves of $12.3 million or 10.03% of total adjusted assets at December 31, 1997. At March 31, 1998 the Bank maintained a tier one capital ratio of 11.7% and a tier two capital ratio of 12.9% the same levels maintained at December 31, 1997.


                                                      (5)

The Bank's capital level continues to exceed State and Federal Deposit Insurance Corporation requirements and satisfies the Federal Reserve Board's current risk-based capital Guidelines.

The Bank declared no in dividends to the Parent company in the first three months of 1998 and the Company declared cash dividends to common shareholders of $.10 per share in March of 1998. The first quarter dividend represents twenty six consecutive quarterly cash dividends declared by the Parent company to shareholders.


Item 2B  Results of Operations

Results of Operations

Consolidated operating profits were $475,000 ($.47 per common share assuming dilution vs. $.40 in the prior year) for the first quarter of 1998, the highest first quarter earnings in the Company's history. This represents a $83,000 or 21.2% increase over the first quarter of 1997 when net income was $392,000.

The increase in first quarter earnings in 1998 versus the first quarter of 1997 is a result of an increase in pretax earnings of $124,000 which is comprised of an increase in net interest income of $258,000 and a increase in other income $9,000, offset in part by a increase in noninterest expense of $143,000.

The growth in net interest income of 16.8% in the first quarter of 1998 is primarily a result of growth in total earning assets offset in part by a decrease in net interest margin. Average earning assets in the first quarter of 1998 were $111.4 million, a $18.7 million or 20.1% increase over the first quarter of 1997 when earning assets averaged $92.7 million. Net interest margin in the first quarter of 1998 was approximately 6.43% as compared to 6.62% in the first quarter of 1997.

The decline in net interest margin was a result of a decline in the yield on earning assets and an increase in the cost of deposits and advances. The yield on earning assets declined in the first quarter of 1998 to 9.39% as compared to 9.47% in the first quarter of 1997. The cost of the Bank's deposits and advances (including demand deposits ) which averaged $109.7 million in the first quarter of 1998 rose to 3.00% as compared to 2.79% in the first quarter of 1997 when the deposits and advances averaged $94.9 million.

Loan loss provisions were $40,000 in the first quarter of 1998 and 1997. Non performing assets at March 31, 1998 were $173,000 or .14% of total assets and 10% of loan loss reserves. Non performing assets at December 31, 1997 were $373,000 or .31% of total assets and 22% of loan loss reserves. There have been $33,000 in loans charged off during the three months of 1998 and $86,000 in recoveries of loans previously charged off as compared to no loans charged off and $7,000 in recoveries in the first quarter of 1997. Loan loss reserves of $1.73 million at March 31, 1998 represent a ratio of 1.94% of gross loans outstanding as compared to a loan loss reserve of $1.64 million or 1.90% of gross loans at December 31, 1997.


The Bank's ATM revenues were down $35,000 or 5.5% in the first quarter of 1998 as compared to the first quarter of 1997. The decrease in revenues in the first quarter can be attributed to a reduction in machines in operation. However, average revenue per machine was up from $9,400 per machine in the first quarter of 1997 to $9,600 per machine in the first quarter of 1998. There was an average of 51 machines in operation in the first quarter of 1997 and 48 operating in the first quarter of 1998. The reduction in machine was a result of certain contracts that expired and certain unprofitable sites that were closed during 1997. The Bank hopes to find acceptable machines sites to redeploy some of the excess machines in the coming months. The department contributed $71,000 to pretax profits in the first three months of 1998 as compared to $96,000 in the first three months of 1997.
                                      (6)

Non interest expense was up $143,000 or 10.2% in the first quarter of 1998 as compared to the first quarter of 1997. This increase was comprised primarily of an increase of $35,000 in salaries and benefits, $31,000 in Professional (legal) fees and $72,000 in other expenses.


PART II--OTHER INFORMATION

Item 5.
Other Information

Reference is made to the disclosure in the Company's Form 10-K for its fiscal year ended December 31, 1997 at Part III, Item 11. The following provides additional information concerning option grants in 1997:

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
---------------------

1 Under the terms of the 1993 Stock Option Plan, as amended, terms of the incentive stock options granted are as follows. The full amount of the options granted to Mr. Bartaldo and Mr. Gould were 40% vested at the date of the grant, and will vest 20% per year on each October 1st thereafter until fully vested on October 1, 2000. An option to purchase 10,000 shares granted to Mr. Schoenstein was 40% vested on the date of the grant and will vest 20% per year on each June 30th thereafter until fully vested on June 30, 2000. An option to purchase 2,500 shares granted to Mr. Schoenstein and the full amount of the options granted to Mr. Peterson vests 20% per year on the anniversary date of the grant of the option, starting on the 1st year anniversary date, to be fully vested on the 5th anniversary date. Each option has a term of 10 years. Additional terms of the option are described below in the description of the 1993 Stock Option Plan and Amendment No. 1 to the Plan.


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


                                                        (8)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





BAY AREA BANCSHARES
Registrant

Dated:  May 11, 1998



/s/Robert R. Haight
Robert R. Haight
President and Chief Executive Officer


/s/Anthony J.Gould
Anthony J. Gould
Chief Accounting Officer