Form 10-Q
period 1998-06-30
BAY AREA BANCSHARES
filed 1998-08-14
CIK 701153

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED June 30, 1998

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


             982,528 Shares of Common Stock Outstanding as of June 30, 1998

Part 1 Item 1



                       BAY AREA BANCSHARES & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (UNAUDITED, IN THOUSANDS)


ASSETS                                                                      06/30/98                       12/31/97
Cash and due from banks                                                         $13,578                     $11,464
Federal Funds Sold                                                                8,500                       7,500

     Cash and cash equivalents                                                   22,078                      18,964
Investment securities available for sale
  (market value approximates book value)                                          1,609                       1,106
Investment securities held to maturity
  (market value of $12,410 in 1998 and $14,683 in 1997)                          12,282                      14,482
Loans, net of reserve for possible loan losses
    of $1,773 in 1998 and $1,638 in 1997                                        100,258                      84,374
Premises and equipment,net                                                          542                         653
Real estate owned                                                                     0                           0
Interest receivable and other assets                                              2,061                       2,506

     Total assets                                                              $138,830                    $122,085


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Demand                                                                       $36,069                     $28,248
   Interest-bearing transaction                                                  45,833                      41,758
   Savings                                                                        6,904                       6,399
   Time                                                                          34,532                      31,021

     Total Deposits                                                             123,338                     107,426
Interest payable and other liabilities                                            1,071                       1,671
Federal funds purchased                                                               0                           0
Federal Home Loan Bank advances                                                   1,500                       1,000

     Total liabilities                                                          125,909                     110,097

Shareholders' equity:

   Common stock, no par value:
     Authorized - 20,000,000 shares; issued & outstanding                         4,854                       4,736
      982,528  in 1998 and 977,035 in 1997
   Unrealized (loss) gain on securities held for sale                                 0                          (2)
   Additonal paid in capital                                                        640                           0
   Retained earnings                                                              7,427                       7,254

     Total shareholders' equity                                                  12,921                      11,988


     Total liabilities and shareholders' equity                                $138,830                    $122,085







                                                               (1)

Part 1 Item 1
                       BAY AREA BANCSHARES & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                              Three Months               Three Months
                                                                                 Ended                      Ended
                                                                               06/30/98                   06/30/97
Interest Income:

     Interest and fees on loans                                                  $2,589                      $1,990
     Interest on investment securities                                              216                         253
     Interest on federal funds sold                                                 158                          92
     Interest on time deposits with other financial institutions                      0                           1

             Total Interest Income                                                2,963                       2,336
Interest Expense:
     Interest on interest-bearing transaction amounts                               356                         349
     Interest on savings deposits                                                    72                          59
     Interest on time deposits                                                      462                         287
     Interest on short-term borrowing                                                21                           0
     Interest on notes payable and redeemable debentures                              0                           0

             Total Interest Expense                                                 911                         695

             Net interest income                                                  2,052                       1,641
Provision for possible loan losses                                                   30                          80

             Net interest income after provision for possible loan losses         2,022                       1,561
Noninterest income:
     Service charges on deposit accounts                                             62                          50
     Net loss on sales of securities                                                  0                           0
     Net gain on disposal of assets                                                   0                           0
     Net gain on sale of loans held for sale                                          0                           0
     Other  Mortgage Banking Revenue                                                 52                          51
     ATM network revenue                                                            479                         514
     Other                                                                           21                          28

             Total noninterest income                                               614                         643
Noninterest expense:
     Salaries and related benefits                                                  634                         519
     Occupancy                                                                      121                         122
     Equipment                                                                      122                         104
     Professional fees                                                               96                          67
     Stationery and supplies                                                         22                          30
     Other                                                                          559                         599

             Total noninterest expense                                            1,554                       1,441

Income before provision for income taxes                                          1,082                         763
Provision for income taxes                                                          458                         312

Net Income                                                                          624                         451

Comprehensive income:  Unrealized gain (loss) on investment
     securities held-for- sale, net                                                   0                           0

Comprehensive Income                                                               $624                        $451


Earnings per share:
     Average common and equivalent shares outstanding- Primary                  981,903                     982,000


     Average common and equivalent shares outstanding- Fully Diluted          1,010,000                     982,000


     Earnings Per Common Share                                                    $0.64                       $0.46

     Earnings Per Common Share - Assuming Dilution                                $0.62                       $0.46


                                                               (2)

Part 1 Item 1
                       BAY AREA BANCSHARES & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (UNAUDITED, DOLLARS IN THOUSANDS)



                                                                              Six Months                 Six Months
                                                                                Ended                      Ended
                                                                               6/30/98                    6/30/97
Interest Income:
     Interest and fees on loans                                                  $4,837                      $3,846
     Interest on investment securities                                              448                         480
     Interest on federal funds sold                                                 293                         203
     Interest on time deposits with other financial institutions                      0                           2

             Total Interest Income                                                5,578                       4,531
Interest Expense:
     Interest on interest-bearing transaction amounts                               655                         688
     Interest on savings deposits                                                   142                         117
     Interest on time deposits                                                      900                         551
     Interest on short-term borrowing                                                37                           0
     Interest on notes payable and redeemable debentures                              0                           0

             Total Interest Expense                                               1,734                       1,356

             Net interest income                                                  3,844                       3,175
Provision for possible loan losses                                                   70                         120

             Net interest income after provision for possible loan losses         3,774                       3,055
Noninterest income:
     Service charges on deposit accounts                                            122                          98
     Net loss on sales of securities                                                  0                           0
     Net gain on disposal of assets                                                   0                           0
     Net gain on sale of loans held for sale                                          0                          12
     Other  Mortgage Banking Revenue                                                101                          75
     ATM network revenue                                                            930                         995
     Other                                                                           56                          49

             Total noninterest income                                             1,209                       1,229
Noninterest expense:
     Salaries and related benefits                                                1,306                       1,156
     Occupancy                                                                      245                         232
     Equipment                                                                      247                         235
     Professional fees                                                              173                         113
     Stationery and supplies                                                         47                          58
     Other                                                                        1,078                       1,046

             Total noninterest expense                                            3,096                       2,840

Income before provision for income taxes                                          1,887                       1,444
Provision for income taxes                                                          788                         601

Net Income                                                                        1,099                         843

Comprehensive income:  Unrealized gain (loss) on investment
     securities held-for- sale, net                                                   2                          (3)

Comprehensive Income                                                             $1,101                        $840


Earnings per share:
     Average common and equivalent shares outstanding- Primary                  982,111                     980,000



     Average common and equivalent shares outstanding- Fully Diluted          1,010,000                     980,000


     Earnings Per Common Share                                                    $1.12                       $0.86
     Earnings Per Common Share - Assuming Dilution                                $1.09                       $0.86


                                                                (3)

Part 1 Item 1
                               BAY AREA BANCSHARES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)



                                                                               Six Months                 Six Months
                                                                                Ended                      Ended
                                                                                06/30/98                   06/30/97

Cash flows from operating activities:

    Net Income                                                                   $1,099                        $843
    Adjustments to reconcile net income to net cash provided
    by operating activities:

      Depreciation of premises and equipment                                        176                         216
      Provision for possible loan losses                                             70                         140
      Net gain loss on sale of assets                                                 0                           0
      Funding of loans held for sale                                                  0                        (947)
      Proceeds from the sale of loans held for sale                                   0                       1,682
      Net gain on sale of loans held for sale                                         0                         (12)
      Net loss on sale of investment securities                                       0                           0
      Net ammortization and accretion of investment premiums and discounts           63                           8
      Net decrease in interest receivable and other assets                          445                          49
      Net  increase in interest payable and other liabilities                      (600)                       (524)
      Net  decrease in deferred loan fees                                           (42)                        (97)

          Total adjustments                                                         112                         515

          Net cash provided by operating activities                               1,211                       1,358

Cash flows from investing activities:
    Proceeds from sale of investment securities                                       0                         100
    Proceeds from the maturity of investment securities
        held for sale                                                                 0                           0
    Proceeds from the maturity of investment securities
        held to maturity                                                          1,085                       1,715
    Mortgage backed securities principal payments                                 1,715                         256
    Purchase of investment securities held to maturity                           (1,166)                     (2,741)
    Purchase of investment securities held for sale                                                               0
    Net increase in gross loans                                                 (15,911)                    (12,197)
    Proceeds from the sale of Real Estate Owned                                       0                           0
    Capital expenditures                                                            (65)                       (126)

                                   Net cash used in investing activities        (14,342)                    (12,993)

Cash flows from financing activities:
    Net  increase in demand deposits,transaction and savings                     12,401                       3,002
    Net increase in time deposits                                                 3,511                       2,356
    Repayment of Federal Funds Purchased                                              0                           0
    Net proceeds of Federal Home Loan Bank advances                                 500                           0
    Proceeds from stock warrants and options exercised                               29                         211
    Cash Dividends paid                                                            (196)                       (156)

                                   Net cash  provided by financing activities    16,245                       5,413

Net  increase (decrease) in cash and cash equivalents                             3,114                      (6,222)

Cash and cash equivalents,beginning of period                                    18,964                      17,861


Cash and cash equivalents,end of period                                         $22,078                     $11,639


There were $0 and $499 in loans transferred to Real Estate Owned in 1998 and 1997 respectively.

                                                                        (4)

BAY AREA BANCSHARES & SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


All adjustments, which in the opinion of management are necessary for a fair statement of the Company's financial condition at June 30, 1998, results of operations for the three and six month periods ended June 30, 1998 and the statement of cash flows for the six month period ended June 30, 1998 have been included. These adjustments are of a normal and recurring nature. The results of operations and statement of cash flows are not necessarily indicative of the results for a full year's activity.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's Annual Report for the year ended December 31, 1997.


All references to the "Bank" are in reference to the Company's sole, and wholly owned, subsidiary Bay Area Bank.

New Statements of Financial Accounting Standards:

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Under the provisions of SFAS 130, the Company is required to report comprehensive income in its financial statements; the term comprehensive income describes the total of all components of comprehensive income including net income as well as other revenues, expenses, gains and losses that are included in comprehensive but excluded from earnings (net income). The Company started to report comprehensive income as part of the consolidated statements of operations, including other comprehensive income items added separately to net income resulting in total comprehensive income. SFAS 130 is effective with the year-end 1998 financial statements; however, the total comprehensive income is required in the financial statements for interim periods beginning in 1998. The Company adopted SFAS 130 as of January 1, 1998; the adoption of the statement did not have a material impact on the Company's financial statements.

In June of 1997, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Under the provisions of SFAS 131, an entity is required to report selected information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement uses a "management approach" to identify operating segments and defines an operating segment as a component of an enterprise (I) for which discrete financial information is available; (ii) that engages in business activities that may earn revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same enterprise) and (iii) whose operating results are regularly reviewed by the enterprise's chief operating decision maker. Reportable segments

                                                        (5)

(aggregated if appropriate) are operating segments that meet specified quantitative thresholds based on revenues, profit or loss and assets, using a ten percent rule. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Segment information that is presented for comparative purposes is to be restated to conform to the requirements of SFAS 131 unless it is impracticable to do so. The required interim disclosures are not required to be made in the initial year of application but the information for the interim periods for the initial year is required as comparative information in the second year of application.


BAY AREA BANCSHARES & SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2A  Financial Condition

Liquidity

Liquid assets (Cash, Federal Funds Sold and Investments) increased $1.4 million or 4.1% to $35.7 million over the six month period from December 31, 1997 to June 30, 1998. At year-end, total liquid assets as a percentage of total assets was 28.3%, whereas on June 30, 1998 it had decreased to 25.9%.

Cash & due from banks increased $2.1 million over the first six months of 1998 to $13.6 million at June 30, 1998. During the first six months of 1998 cash and due from banks averaged $10.8 million. The portion of the total cash & due from banks representing ATM ("Automatic Teller Machine") network cash inventory has averaged approximately $2.6 million during 1998 and averaged $3.7 in the first two quarters of 1997. The reduction in ATM cash is primarily a result of more aggressive management of the cash inventory in the machines.

Both average and period end loans and deposits outstanding are at record levels for the Company. During the first six months of 1998 gross loans outstanding has averaged $91.2 million as compared to $71.7 million in the first six months of 1997, an increase of 27%. Gross loans were $102.0 million at June 30, 1998 a record level for the Company and a $16.0 million or 18.6% increase over the balance at December 31, 1998. The $16.0 million increase in loans outstanding was comprised primarily of an increase in commercial loans of approximately $6.0 million and increase in construction loans outstanding of $9.0 million. The Company expects construction lending to remain strong in the near term, as construction commitments have grown $16.4 million or 40% since December 31, 1997 to $57.5 million at June 30, 1998.

Deposits have averaged $114.1 million in the first six months of 1998 while they averaged $96.3 million during the first six months of 1997, an increase of 18.4%. Deposits were $123.3 million at 6/30/98, an increase of $15.9 million or 15% since year end 1997.

Management believes current liquid assets and current available credit lines are adequate to cover the working capital requirements of the Company and any reasonable needs arising from deposit withdrawals.



                                                        (6)

Capital

Consolidated equity capital plus reserves increased $1.1 million in the first six months of 1998 from $13.6 million or 11.16% of total gross assets at December 31, 1997 to $14.7 million or 10.9% of total gross assets at June 30, 1998. Bank capital plus reserves totaled $13.6 million on June 30, 1998 or 9.7% of total adjusted assets as compared to capital plus reserves of $12.3 million or 10.03% of total adjusted assets at December 31, 1997. At June 30, 1998 the Bank maintained a tier one capital ratio of 11.02% and a tier two capital ratio of 12.27% as compared to 11.7% and 12.9% respectively at December 31, 1997.

The Bank's capital level continues to exceed State and Federal Deposit Insurance Corporation requirements and satisfies the Federal Reserve Board's current risk-based capital Guidelines.

The Bank declared no dividends to the Parent company in the first six months of 1998 and the Company declared cash dividends to common shareholders of $.10 per share in June of 1998. The second quarter dividend represents twenty seven consecutive quarterly cash dividends declared by the Parent company to shareholders.


Item 2B  Results of Operations

Results of Operations

Consolidated operating profits were $624,000 ($.62 per common share assuming dilution vs. $.46 in the prior year) for the second quarter of 1998, the highest second quarter earnings in the Company's history. This represents a $173,000 or 38.36% increase over the second quarter of 1997 when net income was $451,000.

The increase in second quarter earnings in 1998 versus the second quarter of 1997 is a result of an increase in pretax earnings of $319,000 which is comprised of an increase in net interest income of $411,000 and a decrease in loan loss provisions of $50,000, offset in part by a decrease in other income of $29,000 and an increase in noninterest expense of $113,000.

Consolidated operating profits were $1,099,000 ($1.09 per common share assuming dilution vs. $.86 in the prior year) for the first six months of 1998, the highest six months of earnings in the Company's history. This represents a $256,000 or 30.1% increase over the first six months of 1997 when net income was $843,000.

The increase in six month earnings in 1998 versus the first six months of 1997 is a result of an increase in pretax earnings of $443,000 which is comprised of an increase in net interest income of $669,000 and a decrease in loan loss provisions of $50,000, offset in part by a decrease in other income of $20,000 and a increase in noninterest expense of $256,000.

The growth in net interest income of 25.1% in the second quarter of 1998 is primarily a result of growth in total earning assets offset in part by a decrease in net interest margin. (Net interest margin is computed by dividing annualizing net interest income by average earning assets during the respective period). Average earning assets in the second quarter of 1998 were $122.5 million, a $26.3 million or 27.3% increase over the second quarter of 1997 when earning assets averaged $96.2 million. Net interest margin in the second quarter of 1998 was approximately 6.70% as compared to 6.82% in the second quarter of 1997.

                                                        (7)

The growth in net interest income of 23.5% in the first six months of 1998 is primarily a result of growth in total earning assets offset in part by a decrease in net interest margin. Average earning assets in the first six months of 1998 have been $116.9 million, a $22.5 million or 23.8% increase over the first six months of 1997 when earning assets averaged $94.4 million. Net interest margin in the first half of 1998 was approximately 6.58% as compared to 6.73% in the first six months of 1997.

The modest decline in net interest margin that has occurred throughout the first half of 1998 is a result of an decrease in the yield on earning assets and an increase in the cost of deposits and advances. The yield on earning assets decreased in the first six month of 1998 to 9.54% as compared to 9.60% in the first six months of 1997. The cost of the Bank's deposits and advances
(including demand deposits), which averaged $115.3 million in the first six months of 1998, rose to 3.01% as compared to 2.82% in the first six months of 1997, when the deposits and advances averaged $96.3 million. Management believes that further compression of net interest margin may occur in the second half of 1998 and into 1999 primarily as a result of competitive pressures on loan pricing.

Loan loss provisions were $30,000 in the second quarter of 1998 and $80,000 in the second quarter of 1997. Loan loss provisions for the first six months of 1998 were $70,000 as compared $120,000 for the first six month of 1997. Th decrease in loan loss provisions in 1998, as compared to 1997, is a result of a decline in nonperforming assets and a continued local economic expansion. Non performing assets at June 30, 1998 were $145,000 or .10% of total assets and 8.2% of loan loss reserves. Non performing assets at December 31, 1997 were $373,000 or .31% of total assets and 22% of loan loss reserves. There have been $33,000 in loans charged off during the six months of 1998 and $98,000 in recoveries of loans previously charged off as compared to $42,000 in loans charged off and $22,000 in recoveries in the first six months of 1997. Loan loss reserves of $1.77 million at June 30, 1998 represent a ratio of 1.74% of gross loans outstanding as compared to a loan loss reserve of $1.64 million or 1.90% of gross loans at December 31, 1997.

The Bank's ATM revenues were down $35,000 or 6.8% in the second quarter of 1998 and fell $65,000 or 6.5% in the first six months of 1998 in comparison to the same periods in 1997. Revenue per machine has averaged $3,394 thus far in 1998, an increase of 3% over the first six months of 1997 in which average revenue per machine was $3,295. The average number of machines in operation was approximately 51 in the first six months of 1997 and fell to 47 in the first six months of 1998.

The reduction in the average number of machines in service was a result of certain contracts that expired and certain unprofitable sites that were closed, primarily during 1997. The Bank hopes to find acceptable machines sites to redeploy some of the excess machines in the future. The department contributed $157,000 to pretax profits in the first six months of 1998 as compared to $148,000 in the first six months of 1997. The ATM department expects to realize significant cost reductions in the future. These cost reductions include $10,000 a month savings as a result of a consultant contract that was fully amortized in June of 1998, an expected savings of approximately $6,000 per month as a result of new contractual terms with a major service provider that begins in July 1998 and a reduction of depreciation expense as certain existing capital costs become fully depreciated resulting in a $7,000 a month saving of depreciation on the existing infrastructure by January of 1999.

Non interest expense was up $113,000 or 7.84% in the second quarter of 1998 as compared to the second quarter of 1997 and $256,000 or 9.0% for the first six months of 1998. The increase in both periods was comprised primarily of additional salaries and benefits which are up 13% in the first six months of 1998.

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

27 Financial Data Schedule (filed herewith)


Part 2, Item 4

(a) The 1998 Annual Meeting of the Shareholders of the Registrant was held on May 19, 1998.

(b) The following table shows the votes for, against or withheld, and the broker nonvotes as to each candidate for director. Each candidate was elected.


Name                       Votes For        Votes Against or Withheld    Broker Nonvotes

Gary S. Goss               769,669          17,946                              0
Robert R. Haight           771,710          75,905                              0
Stanley A. Kangas          770,069          17,546                              0
David J. Macdonald         713,189          74,426                              0
Thorwald A. Madsen         768,190          19,425                              0
Dennis W. Royer            770,069          17,546                              0

To approve Amendment No. 1 of the Bay Area Bancshares 1993 Stock Option Plan.
For - 578,083              Against - 53,716          Abstain - 3,912

Broker Non Votes - 151,904

                                                        (9)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





BAY AREA BANCSHARES
Registrant

Dated:  August 13, 1998





/s/Robert R. Haight
Robert R. Haight
President and Chief Executive Officer


/s/Anthony J. Gould
Anthony J. Gould
Chief Accounting Officer