Form 10-Q
period 1998-09-30
BAY AREA BANCSHARES
filed 1998-11-16
CIK 701153

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D. C. 20549



                                             FORM 10-Q

                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              FOR THE QUARTER ENDED September 30, 1998

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

         (2)  has been subject to such filing requirements for the past 90 days.
                                x  Yes           No
                                -----          -----


          1,004,141 Shares of Common Stock Outstanding as of September 30, 1998

Part 1 Item 1



                                        BAY AREA BANCSHARES & SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEET
                                             (UNAUDITED, IN THOUSANDS)






ASSETS                                                                          09/30/98                   12/31/97
Cash and due from banks                                                          $13,137                    $11,464
Federal Funds Sold                                                                22,900                      7,500
              fixed assets

     Cash and cash equivalents                                                    36,037                     18,964
Investment securities available for sale
  (market value approximates book value)                                           1,601                      1,106
Investment securities held to maturity
  (market value of $10,847 in 1998 and $14,683 in 1997)                           10,644                     14,482
Loans, net of reserve for possible loan losses
    of $2,001 in 1998 and $1,638 in 1997                                         100,683                     84,374
Premises and equipment,net                                                           453                        653
Real estate owned                                                                      0                          0
Interest receivable and other assets                                               2,187                      2,506


     Total assets                                                               $151,605                   $122,085



LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Demand                                                                        $36,495                    $28,248
   Interest-bearing transaction                                                   51,175                     41,758
   Savings                                                                         7,476                      6,399
   Time                                                                           37,906                     31,021
     Total Deposits                                                              133,052                    107,426
Interest payable and other liabilities                                             2,247                      1,671
Federal funds purchased                                                                0                          0
Federal Home Loan Bank advances                                                    2,500                      1,000

     Total liabilities                                                           137,799                    110,097

Shareholders' equity:

   Common stock, no par value:
     Authorized - 20,000,000 shares; issued & outstanding                          4,887                      4,736
      1,004,141  in 1998 and 977,035 in 1997
   Unrealized (loss) gain on securities held for sale                                  9                         (2)
   Additonal paid in capital                                                         870                        640
   Retained earnings                                                               8,040                      6,614

     Total shareholders' equity                                                   13,806                     11,988

     Total liabilities and shareholders' equity                                 $151,605                   $122,085



                                                               (1)

Part 1 Item 1


                                         BAY AREA BANCSHARES & SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                               Three Months               Three Months
                                                                                 Ended                      Ended
                                                                                09/30/98                   09/30/97
Interest Income:
     Interest and fees on loans                                                   $2,715                     $2,148
     Interest on investment securities                                               199                        252
     Interest on federal funds sold                                                  223                        116
     Interest on time deposits with other financial institutions                       0                          0
             Total Interest Income                                                 3,137                      2,516
Interest Expense:
     Interest on interest-bearing transaction amounts                                396                        361
     Interest on savings deposits                                                     77                         69
     Interest on time deposits                                                       492                        340
     Interest on short-term borrowing                                                 29                         14
     Interest on notes payable and redeemable debentures                               0                          0

             Total Interest Expense                                                  994                        784

             Net interest income                                                   2,143                      1,732
Provision for possible loan losses                                                    90                         60
             Net interest income after provision for possible loan losses          2,053                      1,672
Noninterest income:
     Service charges on deposit accounts                                              70                         55
     Net loss on sales of securities                                                   0                          0
     Net gain on disposal of assets                                                    0                          0
     Net gain on sale of loans held for sale                                           0                          0
     Other  Mortgage Banking Revenue                                                  30                         24
     ATM network revenue                                                             518                        536
     Other                                                                            34                         34

             Total noninterest income                                                652                        649
Noninterest expense:
     Salaries and related benefits                                                   834                        642
     Occupancy                                                                       121                        116
     Equipment                                                                       189                        134
     Professional fees                                                                91                         77
     Stationery and supplies                                                          24                         30
     Other                                                                           380                        506

             Total noninterest expense                                             1,639                      1,505

Income before provision for income taxes                                           1,066                        816
Provision for income taxes                                                           445                        346

Net Income                                                                           621                        470

Comprehensive income:  Unrealized gain (loss) on investment
     securities held-for- sale, net                                                    9                          0

Comprehensive Income                                                                $630                       $470


Earnings per share:
     Average common and equivalent shares outstanding- Primary                   997,000                    885,000



     Average common and equivalent shares outstanding- Fully Diluted           1,010,000                    960,000

     Earnings Per Common Share                                                     $0.62                      $0.53

     Earnings Per Common Share - Assuming Dilution                                 $0.61                      $0.49


                                                               (2)

Part 1 Item 1


                                         BAY AREA BANCSHARES & SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                               Nine Months                Nine Months
                                                                                  Ended                      Ended
                                                                                 9/30/98                    9/30/97
Interest Income:
     Interest and fees on loans                                                   $7,554                     $5,994
     Interest on investment securities                                               647                        732
     Interest on federal funds sold                                                  516                        319
     Interest on time deposits with other financial institutions                       0                          2

             Total Interest Income                                                 8,717                      7,047
Interest Expense:
     Interest on interest-bearing transaction amounts                              1,051                      1,049
     Interest on savings deposits                                                    219                        186
     Interest on time deposits                                                     1,392                        891
     Interest on short-term borrowing                                                 66                         14
     Interest on notes payable and redeemable debentures                               0                          0

             Total Interest Expense                                                2,728                      2,140

             Net interest income                                                   5,989                      4,907
Provision for possible loan losses                                                   160                        180

             Net interest income after provision for possible loan losses          5,829                      4,727
Noninterest income:
     Service charges on deposit accounts                                             192                        153
     Net loss on sales of securities                                                   0                          0
     Net gain on disposal of assets                                                    0                          0
     Net gain on sale of loans held for sale                                           0                         12
     Other  Mortgage Banking Revenue                                                 131                         99
     ATM network revenue                                                           1,448                      1,531
     Other                                                                            90                         83

             Total noninterest income                                              1,861                      1,878
Noninterest expense:
     Salaries and related benefits                                                 2,141                      1,798
     Occupancy                                                                       366                        348
     Equipment                                                                       436                        369
     Professional fees                                                               264                        190
     Stationery and supplies                                                          70                         88
     Other                                                                         1,458                      1,552

             Total noninterest expense                                             4,735                      4,345

Income before provision for income taxes                                           2,955                      2,260
Provision for income taxes                                                         1,233                        946

Net Income                                                                         1,722                      1,314

Comprehensive income:  Unrealized gain (loss) on investment
     securities held-for- sale, net                                                   11                         (3)

Comprehensive Income                                                              $1,733                     $1,311


Earnings per share:
     Average common and equivalent shares outstanding- Primary                   986,778                    865,000



     Average common and equivalent shares outstanding- Fully Diluted           1,020,000                    960,000


     Earnings Per Common Share                                                     $1.75                      $1.52

     Earnings Per Common Share - Assuming Dilution                                 $1.69                      $1.37




                                                                (3)

Part 1 Item 1


                                                BAY AREA BANCSHARES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                                Nine Months                Nine Months
                                                                                  Ended                      Ended
                                                                                  9/30/98                    9/30/97
Cash flows from operating activities:

    Net Income                                                                    $1,722                     $1,314
    Adjustments to reconcile net income to net cash provided
    by operating activities:

      Depreciation of premises and equipment                                         297                        275
      Provision for possible loan losses                                             160                        180
      Net gain loss on sale of assets                                                  0                          0
      Funding of loans held for sale                                                   0                       (947)
      Proceeds from the sale of loans held for sale                                    0                      1,682
      Net gain on sale of loans held for sale                                          0                        (12)
      Net loss on sale of investment securities                                        0                          0
      Net ammortization and accretion of investment premiums and discounts            82                         69
      Net decrease (increase) in interest receivable and other assets                319                        (22)
      Net  increase in interest payable and other liabilities                        576                        227
      Net  decrease in deferred loan fees                                           (122)                       (28)

          Total adjustments                                                        1,312                      1,424

          Net cash provided by operating activities                                3,034                      1,358

Cash flows from investing activities:
    Proceeds from sale of investment securities                                        0                        100
    Proceeds from the maturity of investment securities
        held for sale                                                                  0                      1,000
    Proceeds from the maturity of investment securities
        held to maturity                                                           1,890                      1,585
    Mortgage backed securities principal payments                                  3,008                        449
    Purchase of investment securities held to maturity                            (2,349)                    (3,733)
    Purchase of investment securities held for sale                                                               0
    Net increase in gross loans                                                  (15,691)                   (12,653)
    Proceeds from the sale of Real Estate Owned                                        0                        226
    Capital expenditures                                                             (97)                      (138)


                                   Net cash used in investing activities         (13,239)                   (13,164)

Cash flows from financing activities:
    Net  increase in demand deposits,transaction and savings                      18,741                      5,591
    Net increase in time deposits                                                  6,885                      8,883
    Additional Piad in Capital                                                       230                          0
    Net proceeds of Federal Home Loan Bank advances                                1,500                      1,000
    Proceeds from stock warrants and options exercised                               219                        263
    Cash Dividends paid                                                             (297)                      (236)

                                   Net cash  provided by financing activities     27,278                     15,501

Net  increase (decrease) in cash and cash equivalents                             17,073                      5,075

Cash and cash equivalents,beginning of period                                     18,964                     17,861

Cash and cash equivalents,end of period                                          $36,037                    $22,936


There were $0 and $499 in loans transferred to Real Estate Owned in 1998 and 1997 respectively.

                                                                        (4)



BAY AREA BANCSHARES & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All adjustments, which in the opinion of management are necessary for a fair statement of the Company's financial condition at September 30, 1998, results of operations for the three and nine month periods ended September 30, 1998 and the statement of cash flows for the nine month period ended September 30, 1998 have been included. These adjustments are of a normal and recurring nature. The results of operations and statement of cash flows are not necessarily indicative of the results for a full year's activity.

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

In June of 1997, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Under the provisions of SFAS 131, an entity is required to report selected information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement uses a "management approach" to identify operating segments and defines an operating segment as a component of an enterprise (I) for which discrete financial information is available; (ii) that engages in business activities

                                                                  (5)
that may earn revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same enterprise) and (iii) whose operating results are regularly reviewed by the enterprise's chief operating decision maker. Reportable segments (aggregated if appropriate) are operating segments that meet specified quantitative thresholds based on revenues, profit or loss and assets, using a ten percent rule. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Segment information that is presented for comparative purposes is to be restated to conform to the requirements of SFAS 131 unless it is impracticable to do so. The required interim disclosures are not required to be made in the initial year of application but the information for the interim periods for the initial year is required as comparative information in the second year of application.



BAY AREA BANCSHARES & SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

This report may include forward-looking statements as defined in section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, which includes statements such as projections, plans and objectives and assumptions about the future, and such statements are subject to the safe harbor created by those sections. Forward looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in forward looking statements. Such risks and uncertainties include changes in competition, market interest rates, economic conditions and changes in the regulatory environment.

Item 2A  Financial Condition

Liquidity

Liquid assets (Cash, Federal Funds Sold and Investments) increased $13.7 million or 39.8% to $48.3 million over the nine month period from December 31, 1997 to September 30, 1998. At year-end, total liquid assets as a percentage of total assets was 28.3%, whereas on September 30, 1998 it had increased to 31.9%.

Cash & due from banks increased $1.7 million over the first nine months of 1998 to $13.1 million at September 30, 1998. During the first nine months of 1998 cash and due from banks averaged $11.3 million. The portion of the total cash & due from banks representing ATM ("Automatic Teller Machine") network cash inventory has averaged approximately $2.7 million during 1998 and averaged $3.6 in the first three quarters of 1997. The reduction in ATM cash is primarily a result of more aggressive management of the cash inventory in the machines.


                                                                  (6)

Both average and period end loans and deposits outstanding are at record levels for the Company. During the first nine months of 1998 gross loans outstanding has averaged $94.7 million as compared to $74.2 million in the first nine months of 1997, an increase of 27.6%. Gross loans were $102.7 million at September 30, 1998 a record level for the Company and a $16.7 million or 19.4% increase over the balance at December 31, 1997.

Deposits have averaged $118.7 million in the first nine months of 1998 while they averaged $98.6 million during the first nine months of 1997, an increase of 20.4%. Deposits were $133.1 million at September 30, 1998, an increase of $25.7 million or 24% since year end 1997.

Management believes current liquid assets and current available credit lines are adequate to cover the working capital requirements of the Company and any reasonable needs arising from deposit withdrawals.

Capital

Consolidated equity capital plus reserves increased $2.2 million in the first nine months of 1998 from $13.6 million or 11.16% of total gross assets at December 31, 1997 to $15.8 million or 10.43% of total gross assets at September 30, 1998. Bank capital plus reserves totaled $14.5 million on September 30, 1998 or 9.44% of total adjusted assets as compared to capital plus reserves of $12.3 million or 10.03% of total adjusted assets at December 31, 1997. At September 30, 1998 the Bank maintained a tier one capital ratio of 10.89% and a tier two capital ratio of 12.14% as compared to 11.7% and 12.9% respectively at December 31, 1997.

The Bank's capital level continues to exceed State and Federal Deposit Insurance Corporation requirements and satisfies the Federal Reserve Board's current risk-based capital Guidelines. The Bank declared no dividends to the Parent company in the first nine months of 1998.

The Company declared cash dividends to common shareholders of $.10 per share in September of 1998. The third quarter dividend represents twenty eight consecutive quarterly cash dividends declared by the Parent company to shareholders.


Item 2B  Results of Operations

Results of Operations

Consolidated operating profits were $621,000 ($.61 per common share assuming dilution vs. $.49 in the prior year) for the third quarter of 1998, the highest third quarter earnings in the Company's history. This represents a $151,000 or 32.1% increase over the third quarter of 1997 when net income was $470,000.




                                                                   (7)

The increase in third quarter earnings in 1998 versus the third quarter of 1997 is a result of an increase in pretax earnings of $250,000 which is comprised of an increase in net interest income of $411,000 and an increase in other income of $3,000 offset in part by an increase in noninterest expense of $134,000 and an increase in loan loss provisions of $30,000.

Consolidated operating profits were $1,722,000 ($1.69 per common share assuming dilution vs. $1.37 in the prior year) for the first nine months of 1998, the highest nine months of earnings in the Company's history. This represents a $408,000 or 31.1% increase over the first nine months of 1997 when net income was $1,314,000.

The increase in nine month earnings in 1998 versus the first nine months of 1997 is a result of an increase in pretax earnings of $695,000 which is comprised of an increase in net interest income of $1,082,000 and a decrease in loan loss provisions of $20,000, offset in part by a decrease in other income of $17,000 and a increase in noninterest expense of $390,000.

The growth in net interest income of 23.4% in the third quarter of 1998 is primarily a result of growth in total earning assets offset in part by a decrease in net interest margin (Net interest margin is computed by dividing annualizing net interest income by average earning assets during the respective period). Average earning assets in the third quarter of 1998 were $131.1 million, a $28.0 million or 27.1% increase over the third quarter of 1997 when earning assets averaged $103.2 million. Net interest margin in the third quarter of 1998 was approximately 6.54% as compared to 6.72% in the third quarter of 1997.

The growth in net interest income of 22.1% in the first nine months of 1998 is primarily a result of growth in total earning assets offset in part by a decrease in net interest margin. Average earning assets in the first nine months of 1998 have been $121.8 million, a $24.4 million or 25.0% increase over the first nine months of 1997 when earning assets averaged $97.4 million. Net interest margin in the first nine months of 1998 was approximately 6.56% as compared to 6.72% in the first nine months of 1997.

The modest decline in net interest margin that has occurred throughout the first nine months of 1998 is a result of an decrease in the yield on earning assets and an increase in the cost of deposits and advances. The yield on earning assets decreased in the first nine months of 1998 to 9.55% as compared to 9.65% in the first nine months of 1997. The cost of the Bank's deposits and advances (including demand deposits), which averaged $120.2 million in the first nine months of 1998, rose to 3.03% as compared to 2.89% in the first nine months of 1997, when the deposits and advances averaged $98.9 million. For the third quarter of 1997, the Bank's deposits and advances averaged $103.9 million in comparison to $129.7 million for the third quarter of 1998, representing a $25.8 million increase. Management believes that further compression of net interest margin may occur in the coming quarters as a result of competitive pressures on loan pricing and a decline in the prime rate, which is the index used to price the majority of the Bank's loans. If there is a further decline in net interest margin caused by reduction in interest earned on interest earning assets, management plans to


                                                                  (8)
offset it in part by continued growth in earning assets and a decline in the cost of the Bank's sources of funds.

Loan loss provisions were $90,000 in the third quarter of 1998 and $60,000 in the third quarter of 1997. Loan loss provisions for the first nine months of 1998 were $160,000 as compared $180,000 for the first nine months of 1997. The decrease in loan loss provisions thus far in 1998, as compared to 1997, is a result of a decline in nonperforming assets and a continued local economic expansion. Non performing assets at September 30, 1998 were $145,000 or .09% of total assets and 7.2% of loan loss reserves. Non performing assets at December 31, 1997 were $373,000 or .31% of total assets and 22% of loan loss reserves. There have been $72,000 in loans charged off during the nine months of 1998 and $275,000 in recoveries of loans previously charged off as compared to $113,000 in loans charged off and $7,000 in recoveries in the first nine months of 1997. Loan loss reserves of $2.0 million at September 30, 1998 represent a ratio of 1.95% of gross loans outstanding as compared to a loan loss reserve of $1.64 million or 1.90% of gross loans at December 31, 1997.

The Bank's ATM revenues were down $18,000 or 3.4% in the third quarter of 1998 and fell $83,000 or 5.4% in the first nine months of 1998 in comparison to the same periods in 1997. Revenue per machine has averaged $3,448 thus far in 1998 and a decrease of 2.7% over the first nine months of 1997 in which average revenue per machine was $3,541. In addition, the average number of machines in operation has declined from approximately 49 in the first nine months of 1997 to 47 in the first nine months of 1998. The reduction in the average number of machines in service was a result of certain contracts that expired and certain unprofitable sites that were closed, primarily during 1997. The Bank continues to evaluate potential sites to redeploy some of the excess machines in the future.

The ATM department contributed $235,000 to pretax profits in the first nine months of 1998 as compared to $249,000 in the first nine months of 1997. The ATM department expects to realize significant cost reductions in the future. These cost reductions include $10,000 a month savings as a result of a consultant contract that was fully amortized in June of 1998, an expected savings of approximately $6,000 per month as a result of new contractual terms with a major service provider that began in July 1998 and a reduction of depreciation expense as certain existing capital costs become fully depreciated resulting in a $7,000 a month saving of depreciation on the existing infrastructure by January of 1999.

Non interest expense was up $134,000 or 8.9% in the third quarter of 1998 as compared to the third quarter of 1997 and $390,000 or 9.0% for the first nine months of 1998. The increase in both periods was comprised primarily of additional salaries and benefits which are up 19% in the first nine months of 1998.

The Company is actively involved in evaluating and addressing any potential effects on the Company's operations as a result of Year 2000 ("Y2K") computer programming problems. The Bank has adopted a Policy and Strategy to guard against any disruption of service arising from the date change at January 1, 2000. The primary elements of

                                                                  (9)
the Policy and Strategy address the Bank's ability to become Y2K compliant in the following areas: deposit data processing, wire transfer processing, loan data processing and documentation, ATM servicing and electronic data interchange systems, accounting and various internal/environmental systems, such as voicemail and electronic mail systems and HVAC and office equipment.

The Bank's Year 2000 Strategy contains detailed steps for assessment of the complexity of becoming Y2K compliant, including determining (1) the effect of Y2K on the Bank's main computer system, and on each subproduct used by each department that interfaces with the main computer system; (2) hardware requirements for all applications and whether new hardware needs to be purchased; (3) whether the internal/environmental systems are Y2K compliant; and
(4) whether the services provided by outside vendors with respect to the payment system functions are Y2K compliant. In addition, the assessment includes reviewing third-party contracts to determine whether vendors are required to be Y2K compliant and changing contracts or vendors as necessary to assure compliance, and reviewing the effect of Y2K on all large corporate borrowers and assessing those borrowers' ability to become Y2K compliant with respect to credit evaluations.

Once the above assessment is completed, the Bank will take the steps necessary to replace equipment or software as needed, and to replace vendors of services who cannot provide certification of compliance. This is being done in connection with a planned upgrade of computer equipment and products that would go forward even if the year 2000 were not approaching. In connection with the Policy and Strategy described above, the Bank has adopted a formal testing plan, which sets forth the specific testing methodology guidelines and types of testing to be used, and sets forth the dates for which accuracy testing is to be conducted. In addition to evaluating its own systems, the Loan Committee of the Board of Directors has instructed bank management to include a Y2K exposure evaluation of all new loans submitted.

The Bank's primary data processing system (which consists of software that manages loans, deposits, accounting and investments) is provided to the Bank by a third party. The programming that controls the deposit function was upgraded in 1997 in order to be year 2000 compliant. The lending, accounting and investment programs are set to be upgraded in the fourth quarter of 1998.

The Bank will incur certain costs associated with the testing and determinations necessary to address Y2K compliance. These costs include the cost of the internal testing that is being done, and the costs of any outside auditors or other personnel that will be necessary to evaluate the results of the tests. In addition, the Bank will be receiving the software upgrades referred to above, and will be purchasing new computer hardware to achieve compliance. The Bank currently estimates that the cost of becoming compliant will be approximately $239,000, all of which will be capitalized and amortized over several years. The expenditures are not expected to have a material impact on the Bank's results of operations.



                                                                 (10)

Finally, the Bank does not expect that any of its major corporate customers will have Y2K problems that result in any loan losses to the Bank from those customers, based on the due diligence that the Bank has conducted to date. However, it is relatively early in the time by which many businesses are determining their exposure to this risk, and the Bank is continuing to evaluate whether any of its customers may incur problems from the date change. In addition, despite the Company's activities regarding the Y2K issue, there can be no assurances that partial or total system interruptions and costs to update the necessary hardware and software would not have a material adverse effect on the Company


PART II

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

27 Financial Data Schedule (filed herewith)

(b)  Form 8-K.

No Reports on Form 8-K were filed during the quarter ended September 30, 1998.






                                                                 (11)

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





BAY AREA BANCSHARES
Registrant

Dated:  November 11, 1998





/s/ Robert R. Haight
----------------------------------------
Robert R. Haight
President and Chief Executive Officer






/s/ Anthony J. Gould
----------------------------------------
Anthony J. Gould
Chief Accounting Officer