Form 10-K405
period 1998-12-31
BAY AREA BANCSHARES
filed 1999-02-17
CIK 701153

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

                          Commission File No. 2-76003
                              BAY AREA BANCSHARES
            (Exact name of registrant as specified in its charter)

California                                      94-2779021
-------------------------------                 ----------
(State or other jurisdiction of                 IRS Employer
incorporation or organization)                  (Identification No.)

900 Veterans Boulevard, Redwood City, CA        94063
----------------------------------------        -----
(Address of principal executive office          (Zip Code)

(650) 367-1600
--------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X           NO ____
                                        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  YES   X            NO ____
                -----

Aggregate market value of the voting stock held by non-affiliates of the Registrant at February 1, 1999: $8,874,060

Number of shares of Common Stock outstanding at February  1, 1999:   1,009,141
                                                                    -----------

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                               TABLE OF CONTENTS

                                                                Page
                                                                ----
                                     PART I

Item 1.   Business                                                1

Item 2.   Properties                                             33

Item 3.   Legal Proceedings                                      34

Item 4.   Submission of Matters to a Vote of Security
          Holders                                                34

                                    PART II

Item 5.   Market for Registrant's Common Stock and Related
          Stockholder Matters                                    35

Item 6.   Selected Financial Data                                36

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    36

Item 7A.  Quantitative and Qualitative Disclosures about
          Market Risk                                            41

Item 8.   Financial Statements and Supplementary Data            42

Item 9.   Changes In and Disagreements With Accountants
          on Accounting and Financial Disclosure                 61


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant     62

Item 11.  Executive Compensation                                 64

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                  68

Item 13.  Certain Relationships and Related Transactions         70

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                    72

          SIGNATURES                                             75

                                    PART I
                                    ------

ITEM 1.        BUSINESS.
               ---------

          Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: the proposed merger with Greater Bay Bancorp; significant increases in competitive pressure in the banking industry; changes in the interest rate environment which reduce margins; general economic conditions, either nationally or regionally, less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions, particularly in San Mateo County; asset/liability matching risks and liquidity risks; costs and potential liabilities arising from data processing problems including those stemming from year 2000 computer malfunctions; changes in the laws and regulations regarding ATM fees, which reduce significantly the Bank's income from ATM service fees; and changes in the securities markets.

          (A)  GENERAL
               -------

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

          (B)  EXECUTIVE OFFICERS OF THE REGISTRANT.
               -------------------------------------

          Mr. Robert R. Haight, 70, is the owner and founder of Woodside Road Insurance Agency in Redwood City. He is also a licensed insurance broker and agent. Mr. Haight graduated from Redwood City's Sequoia High School, having lived in Redwood City since 1942. He is a past president and director of the Redwood City Chamber of Commerce, the Redwood City Independent Insurance Agents Association, and San Mateo County Independent Agents Association. Currently Mr.
Haight is a member of the Sequoia Club in Redwood City.   Mr. Haight was elected
Chairman of the Board, President and Chief Executive Officer of Bay Area Bancshares in 1991.

          Frank M. Bartaldo, Jr., 50, has been with Bay Area Bank since 1986. He currently serves as President and Chief Executive Officer of Bay Area Bank. Prior to being named President & CEO Mr. Bartaldo served as Executive Vice President and Senior Banking Officer of the Bank. In February 1996, Mr. Bartaldo was elected to serve as a director of the company's sole subsidiary, Bay Area Bank. Before his employment at Bay Area Bank, Mr. Bartaldo was a partner in a mortgage banking business and prior to that he was employed for eight years at Wells Fargo Bank. Mr. Bartaldo received his BS in Business Administration from California State University at Chico in 1971. Mr. Bartaldo is Past-President of the Redwood City-San Mateo County Chamber of Commerce.

          Mr. Anthony J. Gould, 37, has been with Bay Area Bank since 1988. He currently serves as the Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Company and of the Bank. Prior to his employment at the Bank, Mr. Gould was Controller of Old Stone Bank of California and an auditor at Deloitte and Touche, Certified Public Accountants, in Minneapolis,
Minnesota.   He successfully completed the uniform Certified Public Accountant's
Examination in 1988.   Mr. Gould  received his MBA in Finance from Cal State-
Hayward in 1992 and a BA in Business Administration from The University of Wisconsin - Eau Claire in 1984.

          William A. Peterson, 39, was hired by the Bank in September 1997 as Senior Vice President/Senior Lending Officer. Before his employment with the Bank, Mr. Peterson worked as Vice President, Construction Loan Manager for The Pacific Bank (formerly Burlingame Bank) since 1994. Prior to that he was Vice President at Borel Bank beginning his employment there in 1984. Mr. Peterson graduated from Stanford University in 1982 with BA degrees in both Economics and English.

          Mark V. Schoenstein, 42, has been with Bay Area Bank since May, 1988. He currently serves as Senior Vice President, Construction Loan Department. Prior to joining the Bank, Mr. Schoenstein worked two years at Glendale Federal in its Construction Loan Department and worked in construction management prior to that. Mr. Schoenstein is a graduate of the Pacific Coast Banking School
(1996), holds a BA in History from San Francisco State University (1982) and is a licensed California general contractor.

          (C)  BAY AREA BANK - COMPANY SUBSIDIARY
               ----------------------------------

PROPOSED MERGER OF HOLDING COMPANIES
------------------------------------

          On January 26, 1999, the Company and Greater Bay Bancorp signed an Agreement and Plan of Reorganization for a merger of the two companies. Following the transaction, Bay Area Bank, will operate as a wholly owned subsidiary of Greater Bay Bancorp, along with Greater Bay Bancorp's other bank subsidiaries, Mid-Peninsula Bank, Cupertino National Bank, Peninsula Bank of Commerce and Golden Gate Bank. The combined company will have total assets of approximately $1.8 billion and equity of approximately $107 million.

          The terms of the agreement provide for the Company's shareholders to receive shares of Greater Bay Bancorp stock in a tax-free exchange for their shares of the Company. For each outstanding share of the Company, Greater Bay Bancorp will issue 1.38682 shares if the market price of its stock is $30.00 or more at closing, or 1.44271 shares if the market price of its stock is $30.00 or more at the closing. Following the merger, the shareholders of the Company will own approximately 12.7% of the combined company, after giving effect to all outstanding options.

          The merger is expected to be accretive to Greater Bay Bancorp's earnings in 1999 based on reductions in operating expenses and revenue enhancements resulting from an expanded product line and increased lending capacity that can be utilized at the Bank. Management of the organizations believe that significant opportunities exist to enhance the spectrum of financial services offered to both existing and future clients of the Bank while also increasing market penetration in the San Francisco Peninsula market areas.

          Greater Bay Bancorp's Board of Directors will be expanded to 15
members with the addition of one current director of  the Company.   The Board
of Directors of Bay Area Bank will continue and will include David L. Kalkbrenner, President and Chief Executive Officer of Greater Bay

Bancorp. Frank Bartaldo, Jr., President and Chief Executive Officer of Bay Area Bank, will remain in that capacity.

          The merger is subject to certain conditions, including the approval of the Company's shareholders and regulatory approval, and will be accounted for as a pooling of interests. Subject to these conditions, the merger is expected to be completed late in the second quarter of 1999.

          Greater Bay Bancorp and its financial services subsidiaries, Cupertino National Bank, Mid-Peninsula Bank, Peninsula Bank of Commerce and Golden Gate Bank, along with its operating divisions, Greater Bay Bank Santa Clara Valley Commercial Banking Group, Greater Bay Corporate Finance Group, Greater Bay International Banking Division, Greater Bay Trust Company, Pacific Business Funding and Venture Banking Group, serve clients throughout Silicon Valley, the San Francisco Peninsula and the Contra Costa Tri Valley Region, with offices located in San Jose, Cupertino, Santa Clara, Palo Alto, Redwood City, San Mateo, Millbrae, San Bruno, San Francisco and Walnut Creek.

GENERAL BANKING SERVICES
------------------------

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

EXISTING LOCATIONS
------------------

          The Bank conducts business from its principal office located at 900 Veterans Boulevard, Redwood City, California. One other location in Redwood City houses the Bank's data processing and accounting activities. See Item 2, "Properties." The Bank also operates 52 (as of December 31, 1998) automated teller machines (ATMs) at 37 additional locations.

DEPOSITS
--------

          Most of the Bank's deposits are obtained from individuals, professionals and small to medium-sized businesses. As of December 31, 1998, the Bank had a total of approximately 7,102 accounts consisting of 1,939 noninterest-bearing demand deposit (checking) accounts with an average balance of approximately $17,300 each; 2,111 savings, interest-bearing demand, and money market accounts with an average balance of approximately $32,300 each; and 1,390 certificates of deposit, IRAs and Keoghs with an average balance of approximately $24,900. See "Description of Business - Selected Statistical Information - Deposits and Time Deposits."

          The Bank has a local corporate customer whose total deposit relationship with the Bank comprised approximately 4.5% of the Bank's total deposit balances at 12/31/98. This customer has never borrowed from the Bank and the funds, which had historically been held in a money market deposit account, were transferred to time deposits accounts in September of 1998 which
mature at various times in 1999.   Bank management believes that some of  these
funds may be withdrawn from the Bank in 1999.   Given the Bank's ability to
raise cash through taking on additional deposits, using its available credit facilities, and the sale of liquid assets, the loss of these deposits, or any one deposit or a few depositors would not, in the opinion of management, have a material adverse effect on the business of the Bank.

LENDING ACTIVITIES
------------------

          The Bank concentrates its lending activities primarily in four areas:
1) business loans, 2) short-term real estate loans, with a particular emphasis on providing loans to small to medium-sized businesses, 3) construction lending and 4) consumer/installment loans. As of December 31, 1998 these four loan categories accounted for approximately 26%, 37%, 30% and 7%, respectively, of the Bank's gross loan portfolio. The interest rates charged for the various loans made by the Bank vary with the degree of risk and size and maturity of the loans involved and are generally affected by competition, governmental regulation and current money market rates. As of December 31, 1998 the Bank had gross loans outstanding of $110.2 million as well as undisbursed loan
commitments of approximately  $33.3 million.    As of  December 31, 1997 the
Bank had gross loans outstanding of $86.0 million as well as undisbursed loan commitments of approximately $34.1 million.

          For borrowers desiring loans in excess of the Bank's lending limits, the Bank may make such loans on a participation basis, with its correspondent banks taking the amount of the loans which are in excess of the Bank's lending limits. In other cases, the Bank may refer such borrowers to larger banks or lending institutions. The proposed merger of the Company and Greater Bay Bancorp would affiliate the Bank with other subsidiaries of Greater Bay Bancorp and provide additional resources for loan participations. See Item 1, "Business
- Bay Area Bank - Company Subsidiary - Proposed Merger of Holding Companies."

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

          In an effort to dilute the potential effect of such an event, the Bank has several precautionary measures in place. Generally, the Bank's loans are secured by real estate, stock or other assets. Loans are based on the borrowers' established integrity, historical cash flow, and willingness and ability to perform on commitments. The Bank's policy is to protect the soundness of the loan and to secure it with collateral where deemed necessary. In the event of loan default, the Bank's means of recovery is through collection efforts and judicial procedures. For most loans, the Bank is required by law to obtain an appraisal of collateral to determine the adequacy of the collateral. Loans collateralized by real estate generally do not exceed 80% of appraised market value at the time of origination.

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

ELECTRONICS FUNDS SERVICES
--------------------------

          In 1993, the Bank started an Electronic Funds Transfer (EFT) Department for the purpose of increasing service fee income primarily by establishing a network of off-site automatic teller machines (ATMs). As of December 31, 1998 the Bank had 52 machines in 37 locations (as compared to 46 machines in 32 locations at December 31, 1997), including tourist centers, horse racing tracks, truck stops and shopping centers in California. As of December 31, 1998, the Bank's investment in ATMs and related equipment was $1.7 million . This equipment had a book value (cost less accumulated depreciation) of approximately $206,000 at December 31, 1998. Depreciation expense for the Bank's ATM assets was $265,000 in 1998 and $320,000 in 1997. The average cash outstanding in the machines throughout 1998 was $2.8 million as compared to $3.5 million in 1997. The Bank enters into individual agreements with the owner of each site to place the machine; the Bank does not own these premises.

          The Bank receives revenue from each transaction based on a service contract negotiated with the management at each site. During 1998, ATM service fee income was $1.44 million and ATM interchange and other income was $535,000. Total revenue from the EFT department was $1.97 million, a decrease of $80,000 or 4.0% under total department revenues in 1997. Total expense for the department was $1.52 million in 1998, a 16% decrease over 1997, bringing the EFT department's contribution to pretax income for 1998 to $454,000 as compared to $346,000 in 1997.

          During 1997, ATM service fee income was $1.48 million and ATM interchange and other income was $634,000. Total revenue from the EFT department was $2.03 million in 1997, an increase of $236,000 or 13% over total department revenues in 1996. Total expense for the department in 1997 was $1.77 million, an increase of $116,000 or 7% over 1996, bringing the EFT department's contribution to pretax income for the year ended December 31, 1997 to $346,000 as compared to $226,000 for the year ended December 31, 1996.

          The 1998 results include approximately $164,000 in costs allocated to the department from the Bank, including $152,000 in internal interest charges (@ 5.53% per annum) for the use of funds, and $12,000 in administrative support. Another primary component of expense was $309,000 in first line and second line maintenance, which is the cost of servicing these machines by a third party (i.e. adding cash, clearing paper jams, etc.). The 1997 results include approximately $208,000 in costs allocated to the department from the Bank, including $196,000 in internal charges for the use of funds, and $12,000 in administrative support. See a further discussion of ATM operations at Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          The Bank expects its operating costs in the EFT department to continue go down in 1999 in large part due to a decrease in depreciation expense, which averaged $370,000 in 1996 and 1997, and declined to $265,000 in 1998. The amortization of a settlement expense incurred in connection with a former EFT consultant ended in June 1998. The Company had approximately 12% of the original costs of the capital expenditures of the department ,or $206,000, remaining on its books at December 31, 1998. Depreciation expense for ATM assets held at December 31, 1998 is expected to be approximately $103,000 in 1999 and $40,000 in 2000.

          The Bank is uncertain as to whether or not it will be successful in expanding ATM operations in 1999. The market place has become saturated and competition for new ATM sites, as well as bidding for contractual renewals, has been intense and is expected to continue. This competition may result in marginally less revenue to the Bank on future new ATM sites and upon site renewals.

          Income from the EFT Department may also be less than expected if state or federal laws are changed to limit the ability of the Bank to place more ATMs in service, or to limit or eliminate the charges the Bank may collect from the use of those ATMs. If this such legislation is adopted, the Bank's income from its ATM network may be severely reduced to the amount the Bank receives from interchange fees. The department could not cover its expenses at that level of revenue.

YEAR 2000 COMPUTER PROGRAMMING STATUS
-------------------------------------

          The Company is actively involved in evaluating and addressing any potential effects on the Company's operations as a result of Year 2000 ("Y2K") computer programming problems. The Company's primary plan is to merge with Greater Bay Bancorp ("GBB") and have the Bank's computer systems converted to the systems operated by GBB. It is projected that the merger will take place in the second quarter of 1999 and that the Bank's systems will be converted shortly thereafter. There can be no assurance, however, that the merger and conversion will take place as scheduled. See Item 1, "Business - Bay Area Bank - Company Subsidiary - Proposed Merger of Holding Companies."

         GBB's computer systems and programs are designed and supported by companies specifically in the business of providing such products and services. GBB's year 2000 plan includes evaluating existing hardware, software, ATM's, vaults, alarm systems, communication systems and other electrical devices, testing critical application programs and systems, both internally and externally, establishing a contingency plan and upgrading hardware and software as necessary. The initial phase of the project was to assess and identify all internal business processes requiring modification and to develop comprehensive renovation plans as needed. This phase was largely completed in mid-1998. The second phase was to execute those renovation plans and begin testing systems by simulating year 2000 data conditions. This phase was largely completed in 1998. Testing and implementation is planned to be completed during the first half of 1999.

          GBB is currently in the process of developing contingency plans for year 2000 readiness. GBB has engaged a third party company, which specializes in developing contingency plans for financial institutions for year 2000, to assist GBB in analyzing the impact of year 2000 on its business. This business impact analysis was completed in 1998 and GBB's contingency plans for year 2000 readiness currently are substantially complete. There can be no assurance, however, that such contingency plans will be successful.

          Prior to the announcement of the proposed merger of the Company with GBB, the Bank adopted and was pursuing a separate Policy and Strategy to guard against any disruption of service arising from the date change at January 1, 2000. This Policy and Strategy are now the contingency plan in the event the proposed merger is not completed in time to convert the Bank's system prior to December 31, 1999. The Company intends to pursue the Policy and Strategy to the extent necessary for it to be available as a contingency plan.

          The primary elements of the Policy and Strategy address the Bank's ability to become Y2K compliant in the following areas: deposit data processing, wire transfer processing, loan data processing and documentation, ATM servicing and electronic data interchange systems, accounting and various internal/environmental systems, such as voicemail and electronic mail systems and HVAC and office equipment.

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

          The Bank's primary data processing system (which consists of software that manages loans, deposits and accounting) is provided to the Bank by a third party. The programming that controls the deposit function was upgraded in 1997 in order to be year 2000 compliant. The lending and accounting programs were upgraded in 1998. The Bank's investments software is handled by a third party that has provided assurances of Y2K readiness.

          The Bank will incur certain costs associated with the testing and determinations necessary to address Y2K compliance. These costs include the cost of the internal testing that is being done, and the costs of any outside auditors or other personnel that will be necessary to evaluate the results of the tests. In addition, the Bank will be receiving the software upgrades referred to above, and will be purchasing new computer hardware to achieve compliance. The Bank currently estimates that the cost of becoming compliant will be approximately $239,000. The expenditures are not expected to have a material impact on the Bank's results of operations.

          The Bank is also developing a business resumption contingency plan to respond to any failures of core business processes at critical dates due to the Y2K problem. The purpose of the plan is to establish a course of action to help it resume core business processes in an orderly way in the event of a system failure. This business resumption contingency planning is being done because, notwithstanding successful efforts to thoroughly implement Y2K-ready systems, the potential exists that systems will not operate as expected. The plan is being developed in order to be implemented in a timely manner.

          Finally, the Bank does not expect that any of its major corporate customers will have Y2K problems that result in any loan losses to the Bank from those customers, based on the due diligence that the Bank has conducted to date. However, it is relatively early in the time by which many businesses are determining their exposure to this risk, and the Bank is continuing to evaluate whether any of its customers may incur problems from the date change. In addition, despite the Company's activities regarding the Y2K issue, there can be no assurances that partial or total system interruptions and costs to update the necessary hardware and software would not have a material adverse effect on the Company.

CORRESPONDENT BANKS
-------------------

          The Bank's primary correspondent banking relationship is with Wells Fargo Bank, San Francisco. The Bank also has accounts with Union Bank of California, Bank of America, The Federal Reserve Bank of San Francisco, Citibank of Nevada, and First USA Bank. These relationships are a result of the Bank's efforts to obtain a wide range of services for the Bank and its customers. The proposed merger of the Company and Greater Bay Bancorp would provide the Bank with an affiliate banking relationship with Greater Bay Bancorp and its subsidiary banks. See Item 1, "Business - Bay Area Bank - Company Subsidiary - Proposed Merger of Holding Companies."

          The Bank has an unsecured line of credit with Wells Fargo Bank of $5.0 million and an additional unsecured line of credit with Union Bank of California for $4.0 million.

          The Bank is also a member of the Federal Home Loan Bank of San Francisco (FHLB). The Bank has purchased $390,000 of FHLB stock, which typically pays quarterly dividends at approximately the 90 day treasury bill yield.

          As a member of the FHLB, the Bank may borrow up to 25% of its assets, subject to collateral and additional FHLB stock purchase requirements. Borrowing is limited to seven times the Bank's FHLB stock holdings ($2.73 million). Borrowings in excess of that amount require the purchase of FHLB stock at a ratio of one dollar of stock for every seven dollars of excess borrowing. The additional stock above the original $390,000 purchase may be retired as the debt is repaid. The Bank had $2.5 million in outstanding FHLB advances at December 31, 1998. The Bank had adequate collateral with the FHLB at December 31, 1998 to borrow an additional $3.22 million.

          The Bank does not currently serve, nor does it have plans to serve, as a correspondent to other banks.

EMPLOYEES
---------

          As of February 1, 1999, the Bank employed 36 full-time employees, including 18 Bank officers, and 10 part-time employees. Various employee benefit plans and policies are included as exhibits to this and prior Annual Reports on Form 10-K. As of February 1, 1999, the Company employed no full-time or part-time employees. The Bank pays a salary to those individuals who serve as officers of the Bank and the Company. Mr. Haight receives remuneration for his services through Director fees. See Item 1, "Business - Executive Officers of the Registrant."

          (D)  SELECTED STATISTICAL INFORMATION
               --------------------------------

          The following tables present certain consolidated statistical information concerning the business of the Company and its subsidiary (the
Bank). This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations at Item 7, herein, and the consolidated financial statements and the notes thereto included in the Company's 1998 Financial Statements, herein, at Item 8.

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------

          The following table sets forth the distribution of consolidated average assets, liabilities and shareholders' equity for the years ended December 31, 1998 and 1997. Average balances have been computed using daily balances.

                                                  Year Ended                Year Ended
                                                   12/31/98                  12/31/97
                                                   --------                  --------
                                             Average                   Average
                                             Balance      Percent      Balance       Percent
                                             (000's)      of Total     (000's)      of Total
                                             -------      --------     -------      --------
ASSETS
Cash and Due From Banks                     $ 12,379         8.9%     $ 11,350       10.1%
Taxable Investment Securities                 13,138         9.5        14,125       12.5
Non-Taxable Investment Securities              1,179         0.8         1,196        1.1
Federal Funds Sold                            14,362        10.3         8,161        7.2
Loans, Net /(1)/                              95,212        68.5        74,745       66.4
Premises & Equipment, Net                        539         0.4           736        0.7
Real Estate Owned                                  0         0.0           126        0.1
Other Assets & Accrued Int. Receivable         2,148         1.5         2,186        1.9
                                            --------    --------      --------      -----
Total Assets                                $138,957       100.0%     $112,625      100.0%
                                            ========    ========      ========      =====

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Interest-Bearing Transaction Accounts       $48,538        34.9%     $ 44,683       39.7%
 Demand                                       31,822        22.9        26,357       23.4
 Savings                                       7,366         5.3         6,191        5.5
 Time                                         34,755        25.0        23,649       21.0
                                            --------    --------      --------      -----
 Total Deposits                              122,481        88.1       100,880       89.6

Other Borrowings                               1,760         1.3           518        0.5
Other Liabilities & Accrued Interest           1,523         1.1         1,004        0.8
Shareholders' Equity                          13,193         9.5        10,283        9.1
                                            --------    --------      --------      -----

Total Liabilities & Shareholders' Equity    $138,957       100.0%     $112,685      100.0%
                                            ========    ========      ========      =====

--------------------
/1/ Average loans include nonaccrual loans and are net of the allowance for loan losses.

INTEREST RATES AND DIFFERENTIALS
--------------------------------

   The following table sets forth information for the periods indicated concerning interest-earning assets and interest-bearing liabilities, and respective average yields or rates, the amount of interest income or interest expense, the net interest margin and net interest spread.

                                                               Year Ended December 31, 1998
                                                              -----------------------------
                                                                         Interest
                                                                Average   Income/   Average
                                                                Balance   Expense    Yield/
                                                                (000's)   (000's)     Rate
                                                                ------    ------      ----
INTEREST-EARNING ASSETS
Taxable Investment Securities                                  $ 13,138   $   797       6.5%
Non-Taxable Investment Securities/1/                              1,179        60       5.1
Federal Funds Sold                                               14,362       756       4.8
Loans (Net of loan loss allowance)/2,3/                          95,212    10,265      10.8
                                                               --------   -------      ----
 Total Interest-Earning Assets                                 $123,891   $11,878       9.6%
                                                               ========   =======      ====

INTEREST-BEARING LIABILITIES
Deposits:
  Interest-Bearing Transaction Accounts                        $ 48,538   $ 1,446       3.0%
  Savings                                                         7,366       297       4.0
  Time                                                           34,755     1,863       5.4
Other Borrowings                                                  1,760       102       5.8
                                                               --------   -------      ----
 Total Interest-Bearing Liabilities                            $ 92,419   $ 3,708       4.0%
                                                               ========   =======      ====
Net Interest Income and Margin/4/                                         $ 8,170       6.6%
                                                                          =======      ====
Net Interest Spread/5/                                                                  5.6%
                                                                                       ====

                                                                 Year Ended December 31, 1997
                                                                ----------------------------
                                                                           Interest
                                                                Average    Income/     Average
                                                                Balance    Expense     Yield/
                                                                (000's)    (000's)      Rate
                                                                -------    ------       ----
INTEREST-EARNING ASSETS
Taxable Investment Securities                                  $ 14,125   $   971       6.9%
Non-Taxable Investment Securities/1/                              1,196        58       4.8
Federal Funds Sold                                                8,161       462       5.7
Loans (Net of loan loss allowance)/2,3/                          74,745     8,243      11.0
                                                               --------   -------      ----
 Total Interest-Earning Assets                                 $ 98,227   $ 9,734       9.9%
                                                               ========   =======      ====

INTEREST-BEARING LIABILITIES
Deposits:
  Interest-Bearing Transaction Accounts                        $ 44,683   $ 1,364       3.1%
  Savings                                                         6,191       262       4.2
  Time                                                           23,649     1,299       5.5
Other Borrowings                                                    518        28       5.4
                                                               --------   -------      ----
 Total Interest-Bearing Liabilities                            $ 75,041   $ 2,953       3.9%
                                                               ========   =======      ====
Net Interest Income and Margin/4/                                         $ 6,781       6.9%
                                                                          =======      ====
Net Interest Spread/5/                                                                  6.0%
                                                                                       ====

_______________
/1/       Yields on non-taxable investment securities are not tax adjusted.
/2/ Average loans include nonaccrual loans and are net of allowances for possible loan losses.
/3/ Loan interest income includes loan fees of $806,000 and $673,000 in 1998 and 1997, respectively.
/4/ Net interest margin is computed by dividing net interest income by total average interest-earning assets.
/5/ Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

RATE AND VOLUME VARIANCES
-------------------------

          The following tables set forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in average asset and liability balances (volume) and changes in average interest rates. The change in interest, due to both rate and volume, has been allocated to change due to volume and rate in proportion to the relationship of absolute dollar amounts in each./1/

                                                               Year Ended December 31, 1998
                                                                     Compared to 1997
                                                                     ----------------
                                                                 Volume    Rate     Total
                                                                 (000's)   (000's)  (000's)
                                                                  -----     -----    -----
Taxable Investment Securities                                    $  (68)   $ (46)   $ (114)
Non-Taxable Investment Securities                                    (1)       3         2
Federal Funds Sold                                                  351     (117)      234
Loans                                                             2,257     (235)    2,022
                                                                 ------    -----    ------
Total                                                            $2,540    $(396)   $2,144
                                                                 ======    =====    ======

INCREASE (DECREASE) IN INTEREST EXPENSE

Interest-Bearing Transaction Accounts                            $  118    $ (36)   $   82
Savings Deposits                                                     50      (15)       35
Time Deposits                                                       610      (45)      565
Other Borrowings                                                     67        7        74
                                                                 ------    -----    ------
 Total                                                              845      (89)      756
                                                                 ------    -----    ------
 Change in Net Interest Income                                   $1,695    $(307)   $1,388
                                                                 ======    =====    ======

                                                                Year Ended December 31, 1997
                                                                      Compared to 1996
                                                                      ----------------
                                                                  Volume       Rate    Total
                                                                  (000's)    (000's)   (000's)
                                                                   -----      -----     -----
INCREASE (DECREASE) IN INTEREST INCOME

Taxable Investment Securities                                    $   98      $  96     $  194
Non-Taxable Investment Securities                                    (9)         6         (3)
Federal Funds Sold                                                   80         27        107
Loans                                                             1,185       (150)     1,035
                                                                 ------      -----     ------
Total                                                            $1,354      $ (21)    $1,333
                                                                 ======      =====     ======

INCREASE (DECREASE) IN INTEREST EXPENSE

Interest-Bearing Transaction Accounts                            $   85      $ (41)    $   44
Savings Deposits                                                     32          0         32
Time Deposits                                                       290         35        325
Other Borrowings                                                     12          1         13
                                                                 ------      -----     ------
     Total                                                          419         (5)       414
                                                                 ------      -----     ------
     Change in Net Interest Income                               $  935      $ (16)    $  919
                                                                 ======      =====     ======

----------------------
/1/     Some totals may not foot or agree to financial statements or
Management's Discussion by immaterial amounts due to averaging and rounding.

GAP TABLE
---------

          The following table shows the Company's interest sensitive assets and liabilities based on respective maturity dates or earliest repricing opportunities (whichever is earliest) as of December 31, 1998 (in thousands of dollars). Mortgage-backed securities are shown based on expected cash flows which includes prepayments of principal. Non accrual loans of $373,000 are
excluded from the table below.   Adjustable rate loans which have reached an
interest rate floor or ceiling are considered fixed rate loans in accordance with FDIC accounting guidelines.

                          3 Months    3 to 6    6 Months     1 Year     More than
                           or Less    Months   to 1 Year   to 5 Years    5 Years      Total
                          ---------  --------  ----------  -----------  ----------  ---------
ASSETS
Fed Funds Sold             $19,200   $     0     $     0      $     0     $     0   $ 19,200
 Investments                 2,100       501       2,874        6,660       3,082     15,217
Gross Loans                 64,606    13,383       9,161       11,365      11,676    110,191
                           -------   -------     -------      -------     -------   --------
Total (A)                  $85,906   $13,884     $12,035      $18,025     $14,758   $144,608
                           =======   =======     =======      =======     =======   ========

LIABILITIES
Money Market & Savings     $68,189   $     0     $     0      $     0           0   $ 68,189
Time Deposits               14,954     9,621       7,685        2,448           0     34,708

FHLB Advances                    0         0        500      2,000           0      2,500
                           -------   -------    -------    -------     -------   --------
Total (B)                  $83,143   $ 9,621    $ 8,185    $ 4,448           0   $105,397
                           =======   =======    =======    =======     =======   ========

GAP (A) - (B)              $ 2,763   $ 4,263    $ 3,850    $13,577     $14,758   $ 39,211
                           =======   =======    =======    =======     =======   ========

GAP / (A) %                   3.22%    30.70%     31.99%     75.32%     100.00%     27.11%
                           =======   =======    =======    =======     =======   ========

Cumulative GAP             $ 2,763   $ 7,026    $10,876    $24,453     $39,211   $ 78.144
                           =======   =======    =======    =======     =======   ========

Cumulative GAP %              3.22%     7.04%      9.73%     18.83%      27.11%     27.11%
                           =======   =======    =======    =======     =======   ========



     The table shows the Company had approximately $112 million dollars in assets and $101 million in liabilities which mature or can reprice during 1999. This indicates a cumulative one year GAP position of approximately $10.9 or 9.73% of one year assets. Because $10.9 million more liabilities than assets can mature or reprice in 1999, the Company was slightly asset sensitive, on a simple GAP basis, at December 31, 1998 (i.e., net interest margin will most likely expand when rates rise and compress if rates fall).

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

     The Company's net interest margin (net interest income divided by average earning assets, see Item 1 "Business, Interest Rates and Differentials") was 6.6% in 1998, 6.9% in 1997 and 6.9% in 1996. The Company uses a computer software program which goes beyond a simple GAP analysis in its asset and liability management and measurement of interest rate exposure. This software quantifies and estimates the speed that different indexes and rates move relative to each other as well as the effect of interest rate "ceilings and floors." It also estimates the repricing speed that will most likely occur in the Company's deposit portfolio. This information is used as an indicator of the Company's real interest rate risk position, and to determine the pricing of loans and deposits, as well as to make investment decisions.

INVESTMENT PORTFOLIO
--------------------

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

     The Company held U.S. Treasury and Mortgage-backed Securities with a carrying value of approximately $1,775,000 at December 31, 1998, as "Available for Sale" (see Item 8, "Financial Statements and Supplemental Data", footnote 1d and 3) pursuant to Financial Accounting Standard Board Statement No. 115 (SFAS No. 115). Mortgage-backed securities are government issued instruments whose underlying collateral are generally first deeds of trusts conforming single family mortgages. The cash flows on these instruments are determined by the homeowners' whose notes comprise the collateral.

     The total investment portfolio at December 31, 1998 and 1997 had an average expected maturity of approximately 4.0 and 2.8 years, respectively. The increase in average expected maturity is a result of the Bank's purchase during 1998 of $1.2 million in tax-free municipal bonds with an average maturity of 18 years. Expected maturity differs from actual maturity in the case of mortgage-backed securities due to the possibility of the loans being paid-off or refinanced before the maturity date.

     At December 31, 1998, the Company's total investment portfolio (which includes both available for sale and held to maturity securities) had a net unrealized gain of $119,000 (or .78% of the total portfolio). The increase in the market value of the portfolio was primarily a result of declining interest rates in the bond market in 1998, which increased the relative market value of the Company's fixed rate bond portfolio. On December 31, 1997 there was a $198,000 net unrealized gain (1.27% of the total portfolio).

     The Company has purchased municipal securities since June 1991 in an effort to lower the Company's effective tax rate. The Company held municipal securities with an amortized cost of $1.817 million at December 31, 1998 and $1.01 million at December 31, 1997. The Company's effective book tax rate was 41.6% in 1998, 41.1% in 1997 and 40.3% in 1996.

     The amortized cost and market value of the portfolio of investment securities as of December 31, 1998 and 1997 were as follows:

                    INVESTMENT SECURITIES HELD TO MATURITY

                                                              December 31, 1998
                                                              -----------------
                                                 Amortized         Market        Unrealized
                                                   Cost             Value        Gain(Loss)
                                                  (000's)          (000's)        (000's)
                                                   -----            -----          -----
U.S. Treasury and Securities of
Other Government Agencies and Corporations         $ 3,395         $ 3,417         $ 22
States of the U.S. and Political Subdivisions        1,817           1,851           34
Mortgage Backed Securities                           8,230           8,295           65
                                                   -------         -------         ----
Total                                              $13,442         $13,563         $121
                                                   =======         =======         ====

                                                             December 31, 1997
                                                             -----------------
                                                 Amortized         Market        Unrealized
                                                   Cost             Value        Gain(Loss)
                                                  (000's)          (000's)        (000's)
                                                   -----            -----          -----
U.S. Treasury and Securities of
Other Government Agencies and Corporations         $ 4,829         $ 4,852         $ 23
States of the U.S. and Political Subdivisions        1,007           1,027           20
Mortgage Backed Securities                           8,646           8,804          158
                                                   -------         -------         ----
Total                                              $14,482         $14,683         $201
                                                   =======         =======         ====

                    INVESTMENT SECURITIES AVAILABLE FOR SALE

                                           December 31, 1998
                                           -----------------
                              Amortized         Market        Unrealized
                                Cost            Value         Gain(Loss)
                               (000's)         (000's)         (000's)
                               -------         -------         -------
U.S. Treasury Securities         $  504         $  507          $ 3
Mortgage Backed Securities        1,273          1,268           (5)
                                 ------         ------          ---


Total                            $1,777        $ 1,775         $ (2)
                                 =======        ======         =====

                                          December 31, 1997
                                          -----------------
                               Amortized       Market       Unrealized
                                 Cost           Value       Gain(Loss)
                               (000's)         (000's)       (000's)
                               -------         -------       -------
U.S. Treasury Securities         $  513        $  513          $--
Mortgage Backed Securities          596           593           (3)
                                 ------        ------          ---
Total                            $1,109        $1,106          $(3)
                                 ======        ======          ===

     The following table is a summary of the relative maturities and weighted average yields of investment securities as of December 31, 1998. Yields on securities have been calculated by dividing interest income, adjusted for amortization of premium and accretion of discount, by the amortized cost of the related securities. Yields on mortgage-backed securities have been calculated using management's estimate of the expected life of the instrument. Yields on municipal securities are calculated on a tax equivalent basis using a tax rate of 40%.

                    INVESTMENT SECURITIES HELD TO MATURITY

                                                      U.S. Treasury          States of
                                                    and Securities of      the U.S. and    Mortgage
                                                     Other Government        Political      Backed
                                                 Agencies & Corporations   Subdivisions   Securities
                                                 ------------------------  -------------  -----------
     Maturing in One Year or Less
     Amount (000's)                                        $3,005              $  201        $1,265
     Yield                                                   6.15%               6.64%         6.74%
     Maturing After One but Within Five Years
     Amount (000's)                                        $    0              $    0        $6,053
     Yield                                                                                     6.77%
     Maturing After Five but Within Ten Years
     Amount (000's)                                        $    0              $    0        $  912
     Yield                                                                                     6.96%
     Maturing After Ten Years
     Amount (000's)                                        $    0              $1,616        $    0
     Yield                                                                       6.58%


                               EQUITY SECURITIES

                                 U.S. Treasury         States of
                               and Securities of      the U.S. and   Mortgage
                                Other Government       Political      Backed
                            Agencies & Corporations   Subdivisions  Securities
                            ------------------------  ------------  ----------
Amount (000's)                       $ 390*                $0          $0
Yield                                 5.40%

_________
*    Equity Securities consist of Federal Home Loan Bank stock.

                                             INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                U.S. Treasury          States of
                                              and Securities of      the U.S. and    Mortgage
                                               Other Government        Political      Backed
                                           Agencies & Corporations   Subdivisions   Securities
                                           ------------------------  -------------  ----------
     Maturing in One Year or Less
     Amount (000's)                             $ 504                     $   0         $    0
     Yield                                       6.07%

     Maturing After One but Within
     Five Years                                 $   0                     $   0         $1,271
     Yield                                                                                6.59%

LOAN PORTFOLIO
--------------

     The following table shows the composition of loans by type of loan or borrower as of the end of the past five years:

                                              December 31
                                                (000's)

                                      1998       1997       1996     1995     1994
                                    --------   -------    -------  -------  -------
Commercial                          $ 28,591   $20,679    $20,109  $17,390  $14,933
Real Estate--Mortgage                 41,077    38,567     10,799   10,849    6,856
Real Estate--Construction             33,154    20,978     33,255   27,962   27,181
Installment Loans to Individuals       7,369     5,788      4,432    4,524    4,552
Loans Held For Sale                        0         0        723      772      327
                                    --------   -------    -------  -------  -------
          Total                     $110,191   $86,012    $69,318  $61,497  $53,849
Less:
          Allowance  for
          Possible Loan Losses         2,075     1,638      1,493    1,516    1,505
                                    --------   -------    -------  -------  -------

Net Loans                           $108,116   $84,374    $67,825  $59,981  $52,344
                                    ========   =======    =======  =======  =======

     Total gross loans increased 28% or $24.2 million from $86.0 million at December 31, 1997 to $110.2 million at December 31, 1998. Gross loans averaged $97.1 million in 1998, an increase of $20.8 million or 27.3% in comparison to average net portfolio loans of $76.3 million in 1997.

     The Company's market area is primarily suburban and within commuting distance of downtown San Francisco and San Jose. Housing prices in the San Francisco Bay Area escalated rapidly in the late 1980's, creating demand for more affordable new home construction. The housing market slump beginning in 1990 resulted in decreased demand and decreasing property values that continued through 1994. Property values began to stabilize in 1996 and appreciate in 1997 and 1998. Throughout 1998 and thus far in 1999 there is a very low inventory of single family homes available for sale in San Mateo County and the market is continuing to appreciate. The Bank is located less than ten miles from the corporate headquarters of a number of large growing companies such as Oracle Corporation, Sun Microsystems, Electronic Arts, Visa International, DHL Airfreight, Oral B, Raychem Corporation, Excite, Yahoo, @Home, Franklin Funds, and Silicon Graphics. Bank management expects that continued growth in these companies will result in continued demand for commercial and residential real estate and that continued demand will increase the value of much of the collateral that secures the Bank's real estate loans.

     Commercial and financial lending is typically to professional corporations and companies with sales from $1 million to $10 million. Commercial revolving lines of credit are made for short-term working capital purposes and are normally secured by business trade cycles. Business term loans are granted for expansion or equipment acquisition. These loans are typically repaid within five years and are granted after evaluation of the borrowers' ability to service the debt through its business operations.

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

     The Company's policy is to maintain an interest reserve for the life of a construction loan, or verify adequate cash reserves or income sources to service the loan. Progress payment disbursements are made upon receipt of lien waivers, or after analysis of the project's progress by a qualified inspector. The construction lending officers also monitor progress by periodic visits to the site. Construction and land loan balances averaged $34.2 million in 1998 compared to $18.9 million in 1997. There were no construction loans transferred to real estate owned in 1998 or 1997.

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

     The Company had standby letter of credit commitments aggregating $825,000 and $1,205,000 at December 31, 1998 and December 31, 1997, respectively. In addition, the Company had commitments to grant $14.6 million in real estate construction loans, $13.0 million in commercial loan and other real estate loans and $5.7 million in consumer loans (including home equity loans) at December 31, 1998.

LOAN CONCENTRATIONS
-------------------

     The Company held $28.6 million, or 26% of the Company's total loans, in loans categorized as commercial at December 31, 1998. Since a majority of these loans are to businesses in the San Mateo County area, a major economic recession in that area could have a significant and detrimental impact on the Company.

     There were also $41.1 million, or 37% of total loans, in commercial real estate mortgage loans. These loans are generally secured by first deeds of trust on commercial properties and are due in five years or less.

     At December 31, 1998, approximately $33.2 million or 30% of the Company's total loans consisted of real estate construction loans. In addition, as discussed above, undisbursed construction loan commitments totaled approximately $14.6 million.

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

MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY OF LOANS
------------------------------------------------------------

     The following tables show the estimated maturity distribution (in thousands of dollars) of the Company's loan portfolio, as of December 31, 1998. Non accrual loans of $145,000 are excluded from the table below. Adjustable rate loans which have reached an interest rate floor or ceiling are considered fixed rate loans in accordance with FDIC accounting guidelines.

Commercial Loans:
----------------
     Loans with a Remaining Maturity of:
          One Year or Less                                   $ 16,126
          Over One Year to Five Years                           9,432
          Over Five Years                                       3,050
                                                             --------
          Total                                              $ 28,608
                                                             ========

Construction Loans
------------------
     Loans with a Remaining Maturity of:
          One Year or Less                                   $ 37,798
          Over One Year to Five Years                           1,395
          Over Five Years                                           0
                                                             --------
          Total                                              $ 39,193
                                                             ========

Real Estate, Installment and Other
----------------------------------
     Loans with a Remaining Maturity of:
          One Year or Less                                   $  7,479
          Over One Year to Five Years                          15,846
          Over Five Years                                      18,920
                                                             --------

          Total                                                  $ 42,245
                                                                 ========

          Grand Total                                            $110,046
                                                                 ========

Total Loans Due in One Year or More
-----------------------------------
     Fixed Rate Loans with a Remaining Maturity of:
     Over One Year to Five Years                                 $ 13,335
          Over Five Years                                           3,215
                                                                 --------
          Total Fixed Rate loans due in One Year or More         $ 16,550
                                                                 ========

     Variable Rate Loans with a Repricing Frequency Of:
          Annually or more frequently, but less frequently
           than quarterly                                        $ 32,093
                                                                 --------
          Total Variable Rate Loans due in One Year or More      $ 32,093
                                                                 ========

          Total Loans due in One Year or More                    $ 48,643
                                                                 ========

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS
-------------------------------------------

     The following table shows the amount of loans classified as nonaccrual, 90 days or more past due as to principal and/or interest and restructured (as defined in Statement of Financial Accounting Standards 15) as of the end of the last five years:

                                  December 31
                                    (000's)

                             1998   1997    1996   1995   1994
                             -----  -----  ------  -----  -----
Nonaccrual Loans             $ 145  $ 373  $1,431  $ 470  $ 200
Accruing Loans Past Due
     90 Days or More             0      0     234     25      0
Restructured Loans               0      0       0      0      0
                             -----  -----  ------  -----  -----

     Total                   $ 145  $ 373  $1,665  $ 495  $ 200
                             =====  =====  ======  =====  =====

     There was one loan totaling $145,000 past due 90 days or more at December 31, 1998. There were four loans totaling $373,000 past due 90 days or more at December 31, 1997. There were nine loans totaling $1.67 million past due 90 days or more at December 31, 1996. Loans past due 30 days or more but less than 90 days at December 31, 1998, 1997 and 1996, totaled $70,000, $1.23 million and $435,000, respectively.

     Loans are generally placed on a nonaccrual status and any accrued but unpaid interest income is typically reversed and charged against income when payment of interest or principal on the loan is 90 or more days past due. The interest accrued through 90 days may not be reversed when a loan is placed on nonaccrual status if, in the opinion of management, the collateral is sufficient to support the principal, accrued interest and any other liens, and the loan is in the process of collection. Real estate and consumer loans which are well collateralized by residential property or highly marketable collateral and which are in the process of collection, or if other circumstances exist which would justify the treatment of the loan as fully collectible, may be excepted for limited periods. Additionally, loans are placed on nonaccrual if classified doubtful or if full and timely collection becomes uncertain. Loans in the nonaccrual category are treated as nonaccrual loans even though the Company may ultimately recover all or a portion of the interest due. The classification of a loan as a nonaccrual loan is not necessarily indicative of a potential charge-off.

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

     Interest income on loans on nonaccrual status during the years ended December 31, 1998, 1997, 1996 that would have been recognized in if the loans had been current in accordance with their original terms, totaled $8,000, $53,000 and $127,000 respectively.

     There were no loans, other than $145,000 in nonaccrual loans at December 31, 1998 and $373,000 at December 31, 1997 which are discussed above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with the existing loan repayment terms. The Company adopted Financial Accounting Standards Board Statement No. 114 (SFAS No. 114), Accounting by Creditors for Impairment of a Loan, effective January 1, 1996. As a result of applying the new rules, certain impaired loans, generally non-accrual loans, are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The valuation allowance for impaired loans at December 31, 1998 under SFAS No. 114 was $36,000 ($93,000 at December 31, 1997) which is included in the Company's allowance for possible loan losses.

SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------

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

          The above factors used by management are essentially judgmental.
After reviewing these factors, management has established the allowance at $2,075,000 or 1.88% of total gross loans at December 31, 1998. There can be no assurance that in any given period the Company might not sustain charge-offs which are substantial in relation to the size of the allowance. Loans are charged to the allowance for possible loan losses when a loss is considered probable. It is the policy of management to make additions from earnings to the allowance in relation to anticipated loan charge-offs and the inherent risk given the portfolio's composition. The continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future allowance levels.

          An analysis of the allowance for loan losses for the fiscal years ending December 31 for the past five years follows:

                                               December 31
                                                 (000's)

                                        1998       1997      1996      1995      1994
                                        ----       ----      ----      ----      ----
Allowance for possible
     loan losses January 1            $  1,638   $ 1,493   $ 1,516   $ 1,505   $ 1,005

Loans Charged Off:
Commercial                                 (39)      (81)     (459)     (213)        0
Real Estate--Mortgage                        0         0         0         0         0
Real Estate--Construction                    0       (40)      (30)        0         0
Installment Loans                          (37)      (14)      (21)      (20)       (3)
                                      --------   -------   -------   -------   -------
     Total Loans Charged Off               (76)     (135)     (510)     (233)       (3)

Recoveries:
Commercial                                 280        39        28        33       203
Real Estate--Mortgage                        0         0         0         0         0
Real Estate--Construction                    0         1        24         0         0
Installment Loans                           33         0         0         1         0
                                      --------   -------   -------   -------   -------
     Total Loans Recovered                 313        40        52        34       203

Net Recoveries (Charge-offs)               237       (95)     (458)     (199)      200
Provision for possible Loan Losses         200       240       435       210       300

Allowance for possible
     loan losses December 31          $  2,075   $ 1,638   $ 1,493   $ 1,516   $ 1,505
                                      ========   =======   =======   =======   =======

Net Recoveries (Charge-offs)
     as Percentage of Average
    Outstanding Loans                     0.24%    -0.12%    -0.69%    -0.38%     0.37%
Allowance For Possible Loan
    Losses as Percentage of
     Gross Loans                          1.88%     1.90%     2.15%     2.47%     2.79%
Allowance For Possible Loan
    Losses as Percentage of
     Non-performing Loans                1,431%      439%       90%      306%      753%

Non-performing Loans as
     Percentage of Gross Loans            0.13%     0.49%     2.16%     0.90%     0.37%
Non-performing Loans as
    Percentage of Total Assets            0.09%     0.31%     1.61%     0.53%     0.25%

Average Gross Loans                   $ 97,073   $76,310   $66,235   $52,487   $53,862
Total Gross Loans at Year End         $110,191   $86,012   $69,318   $61,497   $53,849

         As illustrated in the table above, loan recoveries exceeded charge-offs by $237,000 in 1998 and loan charge-offs exceeded recoveries by $95,000 in 1997.

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

          At December 31, 1998 commercial loans comprised approximately 26% of gross loans, real estate mortgage loans were 37%, real estate construction loans were 30% and installment and other loans were 7%. At December 31, 1997 commercial loans comprised approximately 24% of gross loans, real estate mortgage loans were 45%, real estate construction loans were 24% and installment and other loans were 7%.

          The allowance for possible loan losses at December 31, 1998 was $2,075,000 compared to $1,638,000 at December 31, 1997 and was allocated approximately as follows over the past five years:

                                    December 31
                                     (000's)

                              1998    1997    1996    1995    1994
                             ------  ------  ------  ------  ------
Commercial                   $  875  $  700  $  800  $  750  $  750
Real Estate--Mortgage           450     350     300     300     300
Real Estate--Construction       650     500     300     350     350
Installment Loans               100      88      93     116     105
                             ------  ------  ------  ------  ------

       Total                 $2,075  $1,638  $1,493  $1,516  $1,505
                             ------  ------  ------  ------  ------

          The allowance for possible loan losses is maintained without any internal allocation to the segments of the loan portfolio. The above information is being presented in accordance with the Securities and Exchange Commission's requirements to provide an allocation of the allowance. The allocation is based on the subjective estimates that take into account historical loss experience and management's current assessments of the relative risk characteristics of the portfolio as of the reporting date noted above and as described more fully under the section "Summary of Loan Loss Experience."

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

REAL ESTATE OWNED
-----------------

          At December 31, 1998 and 1997, the Company had no real estate owned ("REO"). During 1997 the Company transferred $870,000 ($656,000 of which were included in nonaccrual loans at December 31, 1997) in loans to real estate owned. All properties were sold in 1998 and resulted in a loss to the Company of $40,000 at the time of foreclosure.

DEPOSITS
--------

          The following table reflects average balances and the average rates paid for the major categories of deposits for the years ended December 31, 1998 and 1997:

                                                            1998                  1997
                                                    -------------------    -----------------
                                                     Average               Average
                                                     Balance   Average     Balance   Average
                                                     (000's)     Rate      (000's)     Rate
                                                     -------     ----      -------     ----
          Non-interest bearing demand deposits      $ 31,822        --%   $ 26,357        --%
          Interest bearing transaction accounts       48,538       3.0      44,683       3.1
          Savings Deposits                             7,366       4.0       6,191       4.2
          Time Deposits                               34,755       5.4      23,649       5.5
                                                    --------      ----    --------      ----
          Total Deposits                            $122,481      2.94%   $100,880      2.90%
                                                    ========      ====    ========      ====

TIME DEPOSITS
-------------

          The following table sets forth, by time remaining to maturity, the domestic time deposits at December 31, 1998.


                                                December 31, 1998
                                                     (000's)
                                                      -----
Time Deposits Maturing In:
          Three months or less                        $14,954
          Over three through six months                 9,621
          Over six through twelve months                7,685
          Over twelve months                            2,448
                                                      -------
            Total                                     $34,708
                                                      =======

          The following table sets forth, by time remaining to maturity, the domestic time deposits over $100,000 at December 31, 1998.

                                            December 31, 1998
                                                  (000's)
                                                   -----
Time Deposits Maturing In:
          Three months or less                    $10,340
          Over three through six months             4,938
          Over six through twelve months            4,804
          Over twelve months                        2,155
                                                  -------
            Total                                 $22,237
                                                  =======

SELECTED FINANCIAL RATIOS
-------------------------

          The following table sets forth certain financial ratios for the periods indicated (averages are computed using monthly figures, see "Item 8 - Financial Statements and Supplemental Data", footnote 1i, for a description of earnings per share computations):

                                                                 YEAR ENDED DECEMBER 31,
                                                                  1998           1997
                                                                  ----           ----
Net income to:
          Average total assets                                    1.70%           1.60%
          Average shareholders' equity                           17.93%          17.56%

Cash dividend payments to:
          Net income                                             17.25%          18.50%
          Average shareholders' equity                            3.09%           3.25%

Common Stock Cash Dividend per share to:
          Earnings per common share                              17.15%          18.14%
          Earnings per common share - assuming dilution          17.60%          20.11%

Average shareholders' equity to:
          Average total assets                                    9.49%           9.13%

          (E)  COMPETITION
               -----------

          The Company's primary market area consists of the entire city of Redwood City and portions of Menlo Park, Woodside and San Carlos, California. The banking business in California generally, and specifically in the Company's primary market area, is highly competitive with respect to both loans and deposits. The business is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. Many of the major commercial banks offer certain services (such as international, trust and securities brokerage services) which are not offered directly by the Company. By virtue of their greater total capitalization, such banks have substantially higher lending limits than the Company and substantial advertising and promotional budgets.

     However, smaller independent financial institutions also represent a competitive force. To illustrate the Company's relative market share, total deposits in financial institutions in Redwood City, California (the Bank's primary market place) at December 31, 1998 approximated $2.5 billion. Based on the Company's best available data, this market is allocated approximately as follows: Banks 35%, Savings and Loans 25% and Credit Unions 40%. The Company's deposits at December 31, 1998 represent approximately 5.4% of total deposits and approximately 15.5% of bank deposits.

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

     The proposed merger of the Company and Greater Bay Bancorp would provide the Bank additional products and resources, including data processing enhancements, from Greater Bay Bancorp and its subsidiaries in order for the Bank to be more competitive with larger financial institutions. See Item 1, "Business - Bay Area Bank - Company Subsidiary - Proposed Merger of Holding Companies."

     (F)  SUPERVISION AND REGULATION
          --------------------------

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

     The Company's ability to pay dividends on its Common Stock is subject to the rights of senior security holders and lenders, which will include the holders of preferred stock in the future if preferred stock is again issued. Dividend payments will also be dependent upon its separate liquidity needs. See
Item 7, "Management's Discussion and Analysis of Financial Condition." In that regard, Federal and state statutes, regulations and policies impose restrictions on the payment of management fees and cash dividends by the Bank to the Company. Information regarding the Company's cash dividend payment history can be found in Item 5, "Market for Registrant's Common Stock and Related Stockholder Matters." In addition, the terms of the proposed merger of the Company and Greater Bay Bancorp provide that the consent of Greater Bay Bancorp must be obtained for any dividends that are not consistent with past practices of the Company. See Item 1, "Business - Bay Area Bank - Company Subsidiary - Proposed Merger of Holding Companies."


Bank Regulation

     The Bank is subject to regulation, supervision and regular examination by the California Commissioner of Financial Institutions (the "Commissioner"). The deposits of the Bank are insured up to the maximum legal limits by the Bank Insurance Fund ("BIF"), which is managed by the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is therefore subject to applicable provisions of the Federal Deposit Insurance Act, and is also subject to regulation, supervision and regular examination by the FDIC. The regulations of these agencies affect most aspects of the Bank's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank's activities and various other requirements. While the Bank is not a member of the Federal Reserve System, it is nevertheless also subject to certain regulations of the Board of Governors dealing primarily with check clearing activities, establishment of banking reserves, Truth in Lending (Regulation Z), Equal Credit Opportunity (Regulation B) and Truth in Savings (Regulation DD). It is also subject to other consumer oriented laws, such as the Community Reinvestment Act.

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

Dividends Payable by the Bank to the Company

     The Bank is a legal entity which is separate and distinct from the Company. Aside from raising capital on its own, the exercise of stock options or borrowing funds for operating capital, it is anticipated that the Company may receive additional income through dividends paid by, and management fees charged to, the Bank. Subject to the regulatory restrictions described below, future cash dividends by the Bank will depend upon management's assessment of future capital requirements, contractual restrictions and other factors.

     The power of the Board of Directors of a California chartered commercial bank to declare a cash dividend is subject to California law, which restricts the amount available for cash dividends to the lesser of the retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the Commissioner, in an amount not exceeding the greatest of (1) the retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. On December 31, 1998, the Bank was legally able to pay dividends.

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

     California law permits California state-chartered banks to invest in the stock and equity securities of other corporations, to engage directly in or invest directly in subsidiaries which conduct real estate related activities (including property management and real estate appraisal), and to participate in management consulting and data processing services for third parties. FDICIA limits the powers, including investment authority and subsidiaries, of state banks to those activities that are either permitted to national banks, or activities that the FDIC finds do not pose a significant risk to the deposit insurance fund. In November 1998, the FDIC announced it will make it easier for well run state banks to engage in real estate and securities underwriting, if permitted by state law. State banks are now required to file notice of intention to engage in such activities. The new rule contains anti-tying provisions.

     In 1996, the primary regulator of national banks, the Comptroller of the Currency, adopted regulations giving national banks the authority to engage in, directly or through subsidiaries, a wider range of activities outside of banking, and revised its application procedures to make obtaining permission easier for well-managed and strongly capitalized national banks. Since that time, the OCC has considered applications by national banks to engage in activities through subsidiaries in which the parent banks may not engage, such as investing in real estate.

     The Commissioner has the authority to give state-chartered banks the powers and rights that national banks have, even if those powers and rights are inconsistent with state law, but this authority may be exercised only through the formal rule-making procedure provided by law. Any regulation adopted by the Commissioner without complying with formal rule-making procedures will expire at the end of the year after adoption.

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

     The capital totals of the Bank as of December 31, 1998 and 1997 exceeded the amounts of capital required under the regulatory guidelines at those times. The following table shows the capital of the Bank, as a percentage of assets, and the capital that it is required to maintain under the capital regulations, as of December 31, 1998 and 1997:

                                                                                          To Be Well
                                                                                          Capitalized Under
                                                                    For Capital           Prompt Corrective
                                            Actual                  Adequacy Purposes     Action Provisions
                                            --------------------    -----------------     -----------------
                                            Amount        Ratio     Amount      Ratio     Amount      Ratio
------------------------------------------------------------------------------------------------------------
As of December 31, 1998
Total Capital (to Risk Weighted Assets)      $15,800     13.77%     $9,181      8.0%      $11,476     10.0%
Tier 1 Capital (to Risk Weighted Assets)     $14,365     12.52%     $4,590      4.0%      $ 6,886      6.0%
Tier 1 Capital (to Average Assets)           $14,365     10.32%     $5,566      4.0%      $ 6,957      5.0%

As of December 31, 1997
Total Capital (to Risk Weighted Assets)      $11,850     12.79%     $7,347      8.0%      $ 9,184     10.0%
Tier 1 Capital (to Risk Weighted Assets)     $10,692     11.54%     $3,674      4.0%      $ 5,510      6.0%
Tier 1 Capital (to Average Assets)           $10,692      9.49%     $4,498      4.0%      $ 5,623      5.0%

     The risk-based guidelines and the leverage ratio do not have a significant effect on the Company and the Bank at this time because the Bank exceeds its required ratios. The effect the requirements may have in the future is uncertain, but management does not believe they will have an adverse effect on the Company or the Bank. The risk-based capital guidelines may affect the allocation of the Bank's assets between various types of loans and investments. If the Bank continues to grow it may be required to increase capital by retaining earnings or raising additional capital.

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

     The business of the Bank is also affected by the Board's regulations, which require the Bank to maintain cash reserve balances on transaction accounts and non-personal time deposits at the Federal Reserve Bank. The average reserve requirement for the Bank for the year ended December 31, 1998 was approximately $746,000.

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

     Under California law, a lender generally will not be liable for the cost associated with cleaning up contaminated property unless the lender realized some benefit from the property, failed to divest the property promptly, caused or contributed to the release of the hazardous materials or made the loan primarily for investment purposes. This amendment to California law became effective with respect to judicial proceedings filed and orders issued after January 1, 1997.

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

Public Interest Laws, Consumer and Lending Laws

     In addition to the other laws and regulations discussed herein, the Bank is subject to certain consumer and public interest laws and regulations that are designed to protect customers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act and the Community Reinvestment Act.

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

New and Pending Legislation

     Certain legislative and regulatory proposals that could affect the Company, the Bank and the banking business in general are pending or may be introduced, before the United States Congress, the California State Legislature, and Federal, state and local government agencies.

     ATM Fees. Legislation has been proposed in the past in the Congress and the California legislature and measures are currently being proposed in local jurisdictions to regulate the amount of ATM fees that operators of ATMs may charge, and to further regulate the disclosure of such fees. If the collection of interchange fees by the operator of an ATM is prohibited, as some of these bills have proposed, the Bank's income from its ATM network would be severely reduced and the EFT Department could not cover its expenses.

     Banking Reform Bills. A new financial service reform bill was introduced early in the 1999 session of the House of Representatives, patterned on the Senate version which was considered last year but not passed. A similar bill passed the House in 1998. The new Bill, H.R. 10, would repeal the Glass Steagall Act prohibitions on bank affiliation with securities firms. It would allow bank affiliates to engage in certain securities underwritings and dealing and distributions of mutual funds. It expands bank powers by allowing them to engage in activities 'financial in nature' rather than be limited by the current standard, 'closely related to banking'. It would allow banks to underwrite and broker insurance products, and requires the Federal Reserve to defer to the State and Federal agencies on securities and insurance law issues. It also requires a satisfactory CRA rating for a bank to be eligible for new powers, and expands compliance with CRA requirements to other financial companies created by H.R. 10. Similar legislation permitting cross ownership of banks and commercial businesses and continuation of the thrift charter is expected to be introduced in the Senate for consideration this year.

     Expansion in Credit Union Membership. A broad rule has been adopted by the National Credit Union Administration ('NCUA'), relaxing limits of credit union membership. The new rule takes effect January 1, 1999. The NCUA will now approve credit unions with membership of more than 300,000 residents with proof that they function as a community. The effect is to substantially expand credit union membership and make credit unions as tax exempt entities, serving credit needs of large communities, more competitive to banks. Litigation attacking the new rule is pending.

     Office of Thrift Supervision ('OTS') Expansion of Charters to Insurance Industry. In 1998 the OTS granted its ninth charter for an insurance company to operate a thrift or savings and loan subsidiary. In this case the OTS approved the application of State Farm Mutual Auto Insurance Co. to operate a savings and loan business at some 16,000 sites where State Farm has insurance agents. State Farm will offer auto, home equity and mortgage loans both directly through agents and through the mail. There have been 41 new thrifts approved by the OTS since 1994 with 54 charter applications pending which is expected to result in yet more competition for banks.

     Proposed 'Know Your Customer Rule'; Privacy. The 'Know Your Customer' rule was proposed by the Federal Reserve to enforce the Bank Secrecy Act, and requires bank management to determine the identity of their customers and their customers' source of funds and then monitor the accounts for unusual events. Suspicious events are then to be reported to law enforcement authorities by the banks. The rule has been widely criticized as requiring an additional expenditure of resources by banks as well as requiring invasion of the privacy of customers. At the same time, other regulators such as the OCC are proposing privacy rules to prevent such information from being provided. It is not known whether the know your customer rule will be finally adopted, but it is expected that banks will be required to adopt privacy policies allowing customers to object to the banks' providing confidential customer information to affiliates of the banks as well as third parties (other than law enforcement officials).

     Interest on Business Checking. Legislation has again been introduced during 1999 to lift the current ban on the payment of interest on business checking accounts. Legislation lifting the ban on paying interest on business checking accounts is expect to the considered in 1999 in the Shelby-Mack Regulatory Relief Bill. The adoption of this legislation would permit the Bank to compete more directly for commercial deposits, but increase its costs of funds.

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

ITEM 2. PROPERTIES.
        -----------

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

     The Company leases additional premises for its data processing, accounting and centralized operations departments in Redwood City. These premises are located in a building owned by Mr. Alan Miller, a major shareholder and Director Emeritus of the Company and the Bank. The lease covers total space of approximately 5,200 square feet. In May of 1991, the Company executed a three year lease with Mr. Alan Miller. This lease has been extended to March 31, 1999 with an additional three year option to renew. The current monthly cost under the lease (which includes an allocation and adjustments for certain operating expenses) is approximately $4,750 per month, or $.91 per square foot. The monthly rent payment is subject to annual adjustment based on the cost of living index as published by the U.S. Department of Labor, Bureau of Labor Statistics. In addition to monthly rent payments, the Company is also responsible for its pro rata share of the building's operating expenses (i.e., taxes, utilities, insurance, landscaping, security).

     The Company's leases were reviewed by management and the Board of Directors and found to be equitable and competitive with other leases within the immediate market area. The Company owns leasehold improvements and furniture, fixtures and equipment located at the above locations, all of which are used in the banking business.

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

     As of December 31, 1998, neither the Company nor the Bank was a party to, nor is any of their property the subject of any material pending legal proceedings, nor are any such proceedings known to be contemplated by others against the Company or the Bank. In November 1998, the Bank executed a settlement agreement in the case of Clancy v. Bay Area Bank et al. The case was previously reported in the Company's Form 10-K for the year ended December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

     No matter was submitted, through the solicitation of proxies or otherwise, to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

          The Company's Common Stock is not listed on any exchange nor is it listed on the NASDAQ system. U.S. Stock Transfer Corporation acts as transfer agent and registrar for trades. Hoeffer & Arnett, Inc., Sutro & Company, and
Van Kasper and Company handle transactions in the Company's stock.   At
February 1, 1999, the Company had approximately 450 shareholders of common stock.

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

                   BID PRICES OF THE COMPANY'S COMMON STOCK

Quarter Ended          High    Low    Approximate Trading Volume
--------------------  ------  ------  --------------------------
March 31, 1997        $16.88  $15.13               20,800
June 30, 1997          20.50   16.12               44,600
September 30, 1997     24.50   20.75               65,200
December 31, 1997      28.00   24.25              202,700

March 31, 1998        $31.25  $28.00               64,700
June 30, 1998          34.00   29.50               31,500
September 30, 1998     32.75   25.00               45,600
December 31, 1998      28.00   23.00               68,700

          The following table sets forth the Company's cash dividend history from 1991 to the date this report is filed.

                  CASH DIVIDENDS ON THE COMPANY'S COMMON STOCK

                  DATE DECLARED           DATE PAID          AMOUNT/SHARE
                  -------------           ---------          ------------
               November 19, 1991      December 11, 1991            $.05
                  March 17, 1992          April 8, 1992            $.05
                   June 16, 1992           July 8, 1992            $.05
              September 15, 1992        October 7, 1992            $.05
               December 15, 1992      December 23, 1992            $.05
                  March 16, 1993          April 9, 1993            $.05
                   June 15, 1993           July 9, 1993            $.05
              September 21, 1993       October 15, 1993            $.05
               November 16, 1993      December 17, 1993            $.05
                  March 15, 1994          April 8, 1994            $.05
                   June 21, 1994          July 15, 1994            $.06
              September 20, 1994       October 14, 1994            $.06
               November 15, 1994      December 16, 1994            $.06
                  March 21, 1995          April 7, 1995            $.07
                   June 20, 1995           July 7, 1995            $.07
               September 9, 1995       October 13, 1995            $.07
               December 18, 1995        January 5, 1996            $.08
                  March 19, 1996          April 5, 1996            $.08
                   June 18, 1996           July 5, 1996            $.08
              September 17, 1996        October 4, 1996            $.08
               December 16, 1996        January 3, 1997            $.09
                  March 25, 1997          April 8, 1997            $.09
                   June 17, 1997           July 3, 1997            $.09
              September 16, 1997       October 10, 1997            $.09

               December 16, 1997       January 13, 1998            $.10
                  March 17, 1998         April 14, 1998            $.10
                   June 16, 1998           July 7, 1998            $.10
              September 15, 1998        October 9, 1998            $.10
               December 16, 1998        January 5, 1999            $.11

          Continuation of future cash dividend payments by the Company is contingent upon the Board of Directors' assessment of the Company's current financial position as well as their expectation of future results. The Board also considers, among other factors, the current capital position of both the Company and the Bank as well as the need for cash and capital in the future. The terms of the proposed merger of the Company and Greater Bay Bancorp provide that the consent of Greater Bay Bancorp must be obtained for any dividends that are not consistent with past practices of the Company. See Item 1, "Business - Bay Area Bank - Company Subsidiary - Proposed Merger of Holding Companies."

          For a discussion of the legal and other restrictions on the Company's ability to pay dividends, see "(f) Supervision and Regulation --Bank Holding Company Regulation - Dividends Payable by the Company" and "Bank Regulation" under the Item 1, "Business" above.

ITEM 6.   SELECTED FINANCIAL DATA.
          ------------------------

          The selected consolidated financial information for the Company and its subsidiaries presented below for the five years ended December 31, 1998 should be read in conjunction with the Company's consolidated financial statements and the notes thereto which are included in the Annual Report on this Form 10-K. All amounts are in thousands except per share data.

                                1998      1997      1996     1995     1994
                              --------  --------  --------  -------  -------
Interest Income               $ 11,878  $  9,734  $  8,401  $ 7,507  $ 6,363
Interest Expense                 3,708     2,953     2,539    2,223    1,590
                              --------  --------  --------  -------  -------
Net Interest Income              8,170     6,781     5,862    5,284    4,773

Provision for Loan Losses          200       240       435      210      300
Other Income                     2,465     2,517     2,821    2,532    1,833
Other Expenses                   6,384     5,995     5,876    5,555    4,722
Provision for Income Taxes       1,686     1,258       957      839      637
                              --------  --------  --------  -------  -------
Net Income                    $  2,365  $  1,805  $  1,415  $ 1,211  $   947
                              ========  ========  ========  =======  =======

Earnings per common share     $   2.39  $   2.04  $   1.69  $  1.50  $  1.21
EPS - assuming dilution       $   2.33  $   1.84  $   1.51  $  1.38  $  1.09
Dividends per Common Share    $    .41  $    .37  $    .33  $   .29  $   .23

Net Loans                     $108,116  $ 84,374  $ 67,735  $59,981  $52,344
Total Assets                  $155,324  $122,085  $103,187  $93,815  $79,537
Total Deposits                $136,455  $107,426  $ 92,968  $83,979  $72,014
Shareholders' Equity          $ 14,365  $ 11,988  $  9,281  $ 8,078  $ 6,971

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

          The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included as part of Item 8 herein, and selected statistical data included in Item 1, herein. Since the Company is a holding company whose only asset (with the exception of average cash , notes receivable and prepaid assets, all of which averaged approximately $1.4 million in 1998) is its investment in the Bank, the following relates almost entirely to the financial condition and results of operations of the Bank.

          Because the Company's primary operations are concentrated in a relatively small geographic market place (San Mateo County), there are certain inherent risks that the Company's financial operations may be adversely affected if the local economy were to sustain a severe or prolonged economic decline. Housing prices in the San Francisco Bay Area escalated rapidly in the late 1980's, creating demand for more affordable new home construction. The housing market slump beginning in 1990 resulted in decreased demand and decreasing property values that continued through 1994. Property values began to stabilize in 1995 and have appreciated in 1996, 1997 and 1998.

          The San Mateo region has historically outperformed the State of California as a whole. While the state unemployment rate averaged approximately 7.0% over the last five years San Mateo county has been less than 5%. These employment figures are based on the Company's best available data. Economic growth in the Company's local area has continued to be strong, bolstered by the residential and commercial development of the Redwood Shores area which is within five miles of the Company.

          The Bank is located less than ten miles from the corporate headquarters of a number of large growing companies such as Oracle Corporation, Sun Microsystems, Electronic Arts, Visa International, DHL Airfreight, Oral B, Raychem Corporation, Excite, Yahoo, @Home, Franklin Funds, and Silicon Graphics. Over the last two years, coinciding with national and local economic expansion, the Bank has had increasing difficulty in securing qualified
candidates for employment positions at the Bank.   This has resulted in
increased pay levels and increased time to fill needed positions.   Bank
management expects that continued growth in these companies will result in continuing demand for local housing and in increasing value of much of the collateral that collateralizes the Bank's real estate loans.

LIQUIDITY
---------

          Liquidity is the ability of the Company and the Bank to meet their present and future obligations. The Company's liquidity requirements on a parent company-only basis are centered primarily around debt obligations that it may incur and costs associated with managing corporate affairs.

          The Company's (parent only) principal sources of liquidity consist of dividends from the Bank, borrowings and infusion of additional capital from the exercise of stock options. During 1998, the Bank paid no in dividends to the parent as compared to $450,000 paid in 1997. The Parent company's cash position increased from $626,000 at December 31, 1997 to $787,000 at December 31, 1998. Stock options exercised in 1998 (plus the related tax benefits) generated $479,000 compared to $1,322,000 generated in 1997. Management believes liquidity will be adequate to meet the Company's obligations in 1999, which include approximately $36,000 in net operational expenses expected in 1999. The Company had no borrowings at December 31, 1998, and does not anticipate incurring
additional debt in 1999.   Any excess liquidity of  the Company may be used
continue to pay cash dividends to shareholders and/or to reduce the Company's reliance on dividends from the Bank.

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

          As of December 31, 1998, cash and due from banks, investment securities and federal funds sold amounted to $44.0 million, which represents a
$9.5 million or 27% increase over the $34.6 million at year end 1997.   The
Bank's year-end deposits and advances increased $29.9 million or 27.4% and ended 1998 at $138.9 million. Liquid assets as a percentage of total year-end deposits and advances decreased slightly from 31.9% at year-end 1997 to 31.7% at the end of 1998 . During 1998, liquid assets averaged $41.1 million or 33.1% of deposits and advances as compared to 1997 when liquid assets averaged $34.8 million or 34.4% of average deposits.

          Average deposits and advances were $124.2 million in 1998, which constitutes a $22.8 million (22.5%) increase over average deposits and advances in 1997. During 1998 total net loans averaged $95.2 million, a $20.5 million or 27.4% increase from average net loans in 1997. In comparing the change in cash flows during 1998 with 1997, the Company increased cash and cash equivalents by $9.8 to $28.8 million.

          As of March 15, 1999, the Company has in place $9.0 million in unsecured liquidity lines of credit through its correspondent banks and maintains additional secured liquidity lines through the Federal Reserve Bank. The Company may borrow up to 25% of its assets from The Federal Home Loan Bank
(FHLB) subject to collateral and additional FHLB stock purchase requirements. At December 31,1998 the company had $2.5 million outstanding in advances from the Federal Home Loan Bank and had collateral available to borrow an additional $3.2 million. See Item 1,"Business -- Bay Area Bank -- Company Subsidiary -- Correspondent Banks."

CAPITAL RESOURCES
-----------------

          The Company is subject to Federal Reserve Board ("FRB") guidelines and the Bank is subject to Federal Deposit Insurance Corporation ("FDIC") regulations governing capital adequacy. The Company and the Bank exceed the minimum capital levels as required by the FRB and FDIC as of December 31, 1998. See "Item 1 Business at " (e) Supervision and Regulation, Capital Guidelines".

          The Bank is required to be in compliance with the "Risk Based Capital" regulations as required by the FDIC. As of December 31, 1998 the Bank had Tier 1 risk based capital of 12.52% and total risk based capital of 13.77%, both of which exceed the risk based capital requirements of the FDIC. Total Bank capital plus allowances for possible loan losses at year end 1998 of $16.4 million represents an increase of $4.1 million, or 33% growth over the 1997 year end balance of $12.3 million.

RESULTS OF OPERATIONS
---------------------

          The Company posted after-tax earnings of $2.4 million in 1998, a 31% increase over 1997 in which net income was $1.8 million and a 67% increase over 1996 in which net income was

$1,415,000. Pretax earnings were $4.1 million in 1998, as compared to $3.1 million in 1997 and $2.4 million in 1996. The increase in 1998 pretax earnings represents a 32% increase over 1997 and a 71% increase over 1996. The increase of $988,000 in pretax income in 1998 over 1997 was comprised of a $1.4 million increase in net interest income and a $40,000 decrease in loan loss provisions, offset in part by a decrease of $52,000 in noninterest income and a $388,000 increase in noninterest expense.

          Earnings per common share were $2.39 in 1998 as compared to $2.04 in 1997 and $1.69 in 1996. Earnings per common share assuming dilution were $2.33 in 1998 as compared to $1.84 in 1997 and $1.51 in 1996. The increase in earnings per share of 17% in 1998 compared with 21% in 1997 was a result of the 31% increase in earnings being offset in part by 12% increase in the average number of shares of common stock shares outstanding in 1998 from 883,000 in 1997 to 990,000 in 1998. The increase in earnings per share assuming dilution of 27% in 1998 compared with 21.9% in 1997 was a result of the 31% increase in earnings being offset in part by a 3.3% increase in number of shares of common stock and assumed conversions used to compute earnings per share assuming dilution (see "Item 8 - Financial Statements and Supplemental Data", footnote 1i, for a description of earnings per share computations).

          Consolidated net income was comprised of Bank-only profits of $2,395,000 in 1998 as compared to $1,862,000 in 1997 and $1,471,000 in 1996.
The parent Company (without consideration of inter-company dividends) recorded a loss of $30,000 in 1998 as compared to losses of $57,000 in 1997 and $56,000 in 1996. The Company's (parent only) loss in 1998 was primarily comprised of legal costs, director fees, fees paid to the Bank for administrative services, annual report costs and other miscellaneous costs.

          The Company recorded consolidated net interest income of $8.2 million in 1998, $6.8 million in 1997, and $5.9 million in 1996. This represents an improvement in net interest income of 20.1% in 1998 over 1997 and 15.7% in 1997 over 1996. The Company's net interest margin (net interest income divided by average earning assets) was 6.6% in 1998, 6.9% in 1997, and 6.9% in 1996. During 1998, the yield the Company earned on its earning assets decreased from
9.9% in 1997 to 9.6% in 1998.    The cost of funding sources (primarily
deposits) for these assets increased from 3.9% in 1997 to 4.0% in 1998.

          The $1.38 million increase in net interest income in 1998 was a result of an increase in interest income of $2.14 million offset in part by an increase in interest expense of $756,000. The growth in net interest income in 1998 was comprised of a $2.54 million increase related to an increase in average earning assets offset in part by a $396,000 reduction caused by a decrease in the yield of the portfolio. The $919,000 increase in net interest income in 1997 over 1996 interest income was a result of an increase in interest income of $1.3 million offset by an increase in interest expense of $414,000. (See "Item 1 - Business, (d) Selected Statistics/Information-Distribution of Average Assets; Interest Rates and Differentials, and Rate and Volume Variances.") The Company's 1998 fourth quarter results indicate that interest margins are beginning to tighten primarily because of competitive pricing pressure on loans. In the fourth quarter of 1998 total earning assets averaged $137.7 million and total interest bearing liabilities averaged $102.4 million. The annualized yield on earning assets was 9.2% (as compared to 9.6% for all of 1998) and the cost of funds was 3.8% (as compared to 4.0% for 1998) resulting in an annualized net interest margin for that quarter of 6.3% (as compared to 6.6% for all of 1998).

          Loan loss provisions were $200,000 in 1998, as compared to $240,000 in 1997 and $435,000 in 1996. The decreased provision resulted primarily because of reduced loan charge-offs and increased recoveries in 1998. Gross loans charge-offs were $76,000 in 1998, $135,000 in

1997 and $510,000 in 1996. Loan loss recoveries were $313,000 in 1998, $40,000 in 1997, and $52,000 in 1996. This resulted in net loan loss recoveries of $237,000 in 1998 as compared to net loan charge-offs (charge-offs less recoveries) of $95,000 in 1997 and $458,000 in 1996. Net loan recoveries (charge-offs) as a percentage of average loans were 0.25% in 1998, (0.12)% in 1997 and (0.69)% in 1996.

          The Company's allowance for possible loan loss ratios and asset performance ratios were more favorable at December 31, 1998 than December 31, 1997. (See Item 1d "Business, Selected Statistical Information, Summary of Loan
Loss Experience").   Of  the Company's gross loans, $145,000 or 0.13% were not
performing at December 31, 1998, $373,000 or 0.46% were not performing at year end 1997, and $1,431,000 or 2.05% were not performing at year end 1996.

          The Company's ratio of nonperforming assets to total assets was .09%
at year end 1998,  0.31% at year end  1997 and 1.39% at year end 1996.   The
Company's allowance for possible loan losses as a percentage of nonperforming loans was 1,431% at year end 1998, as compared to 439% at December 31, 1997 and
96% at December 31, 1996.   Nonperforming assets are discussed at "Item 1-
Business" at "(d) Selected Statistical Information, Nonaccrual, Past Due and Restructured Loans."

          Management evaluates the size, quality, composition and growth of the portfolio as well the historical experience of losses in various loan categories when determining the amount of the allowance for possible loan losses.
Potential adverse economic conditions and threats to the local real estate market are considered as well as their effect on a borrower's ability to repay the debt. The Board continues to employ a former regulator as an outside loan consultant to review specific loans as well as the adequacy of the entire loan
loss allowance.   Management has established a 1998 year end allowance for
possible loan losses of $2.1 million or 1.88% of year end gross loans.

          The Company's concentration of real estate secured loans was approximately 67% at year end 1998, 69% at year end 1997 and 64% in 1996. The Company's concentration in real estate in the San Mateo region represents an
inherent and continued risk to operations.    A severe decline in local real
estate values could be expected to effect adversely and materially affect the
Company's earnings and capital position.   There was no real estate owned at
December 31, 1998 or December 31, 1997.

          Noninterest income decreased $52,000 or 2.1% to $2,465,000 in 1998 as compared to a decrease of $304,000 or 10.8% in 1997.

          The EFT Department contributed $454,000 to consolidated pretax income (after allocation of certain inter-company costs) as compared to $346,000 in
1997.   There can be no assurance of the continued profitability of the  EFT
Department. Income from the EFT Department may be less than expected if state or federal laws are changed to limit the ability of the Bank to place more ATMs in service, or to limit the charges the Bank may collect from the use of those ATMs. For a further discussion of the EFT Department's operating results, see
Item 1, "Business -- Bay Area Bank -- Company Subsidiary -- Electronic Funds Services."

          Noninterest expense increased $389,000 or 6.5% in 1998 as compared to an increase of $119,000 or 2.0% in 1997 and $320,000 or 5.8% in 1996. This
increase in noninterest expense in 1988 was primarily due to a $404,000 increase in salary expense, a $205,000 increase in professional fees offset in part by a decrease in other expense of $181,000. Approximately $250,000 of salary expense and $200,000 in professional fees in 1988 are considered by management to be nonrecurring. In addition to these nonrecurring items, an operational loss of $130,000 recorded in 1997 was recovered in full in 1998.

          The Company's tax expense increased from $957,000 in 1996 to $1,258,000 in 1997 and to $1,686,000 in 1998. The 1998 tax amount represents a
$428,000 or 34% increase over the prior year. This is a result of a 32% increase in pretax income during 1998 which resulted in an effective tax rate of 41.6% for 1998 (as compared to 41.1% for 1997 and 40.3% in 1996).

IMPACT OF INFLATION
-------------------

          The low proportion of the Company's fixed assets to total assets (less than 1% at year end 1998) reduces the potential for inflated earnings resulting from understated depreciation and the potential understatement of absolute asset values. The effect of higher interest rates in the bond and credit markets would be to increase the net interest margin in the short term as a result of the Company's loan portfolio's sensitivity to interest rates. Offsetting this increase would be a loss in the Company's bond portfolio and an increase in the Company's cost of funds.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

          The Company is not required to provide the information required by
Item 305 of the Regulation S-K as it is a small business issuer as defined in 17 C.F.R. 230.405.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        -------------------------------------------

FINANCIAL HIGHLIGHTS
(Dollar amount in thousand, except per share data)

                                                             1998       1997     1996
Total interest income                                      $ 11,878  $  9,734  $  8,401

Total interest expense                                        3,708     2,953     2,539

     Net interest income                                      8,170     6,781     5,862
---------------------------------------------------------------------------------------

Provision for possible loan losses                              200       240       435
---------------------------------------------------------------------------------------

Total noninterest income                                      2,465     2,517     2,821

Total noninterest expense                                     6,384     5,995     5,876

Provision for income taxes                                    1,686     1,258       957
---------------------------------------------------------------------------------------

          Net income                                       $  2,365  $  1,805  $  1,415
---------------------------------------------------------------------------------------

Earnings per share

     Earnings per common share                             $   2.39  $   2.04  $   1.69

     Earnings per common share - assuming dilution         $   2.33  $   1.84  $   1.51

     Book value per share                                  $  14.31  $  12.27  $  11.05

Dividends declared per common share                        $    .41  $    .37  $    .33

Total loans, net of allowance for possible loan losses     $108,116  $ 84,374  $ 67,735

Total assets                                               $155,324  $122,085  $103,187

Total deposits                                             $136,455  $107,426  $ 92,968

Total shareholders' equity                                 $ 14,365  $ 11,988  $  9,281


This information is derived from the following audited financial statements, and should be read in conjunction with those audited financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(Dollar amounts in thousands, except per share data)

                                                                                                 For the Years ended December 31,
                                                                                                 -------------------------------
                                                                                                 1998          1997         1996
Interest Income:
     Interest and fees on loans                                                                  $10,265       $8,243        $7,208
     Interest on taxable investment securities                                                       797          971           777
     Interest on tax exempt investment securities                                                     60           58            61
     Interest on federal funds sold                                                                  756          462           355
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                                        11,878        9,734         8,401
-----------------------------------------------------------------------------------------------------------------------------------

Interest expense:
     Interest-bearing transaction accounts                                                         1,446        1,364         1,320
     Savings deposits                                                                                297          262           230
     Time deposits                                                                                 1,863        1,299           974
     Other borrowings                                                                                102           28            15
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                                        3,708        2,953         2,539
-----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                           8,170        6,781         5,862
     Provision for possible loan losses                                                              200          240           435
     Net interest income after provision for possible loan losses                                  7,970        6,541         5,427

Noninterest income:
     Service charges on deposit accounts                                                             261          206           211
     Gain on disposal of assets                                                                       --           --             2
     Gain on sale of loans held for sale                                                              --           12           456
     Other mortgage banking income                                                                   140          135           149
     ATM network revenue                                                                           1,946        2,026         1,839
     Other                                                                                           118          138           164
-----------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                           2,465        2,517         2,821
-----------------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
     Salaries and related benefits                                                                 2,870        2,466         2,598
     Occupancy                                                                                       487          463           400
     Equipment                                                                                       472          495           544
     Professional fees                                                                               486          281           243
     ATM network expenses                                                                            526          558           628
     Stationery and supplies                                                                         101          109           121
     Other                                                                                         1,442        1,623         1,342
-----------------------------------------------------------------------------------------------------------------------------------
          Total noninterest expense                                                                6,384        5,995         5,876
-----------------------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                                           4,051        3,063         2,372
Provision for income taxes                                                                         1,686        1,258           957
-----------------------------------------------------------------------------------------------------------------------------------
          Net Income                                                                             $ 2,365      $ 1,805       $ 1,415
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income: Unrealized gain (loss) on
Investment securities held-for-sale, net of tax                                                       --            3           (15)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                             $ 2,365       $1,808        $1,400
-----------------------------------------------------------------------------------------------------------------------------------

Earnings per common share                                                                        $  2.39       $ 2.04        $ 1.69
-----------------------------------------------------------------------------------------------------------------------------------

Earnings per common share-assuming dilution                                                      $  2.33       $ 1.84        $ 1.51
-----------------------------------------------------------------------------------------------------------------------------------

Dividends declared per common share                                                              $   .41       $  .37        $  .33
-----------------------------------------------------------------------------------------------------------------------------------


                                                         See accompanying notes.

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except per share data)

                                                                                                 December 31,
                                                                                                 ------------
                                                                                                1998       1997
Assets
Cash and due from banks                                                                       $  9,608  $ 11,464
Federal funds sold                                                                              19,200     7,500
----------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents                                                             28,808    18,964
Investment securities held to  maturity, at cost                                                13,442    14,482
(market value of $13,563 in 1998 and $14,683 in 1997)
Investment securities available for sale (at market)                                             1,775     1,106
Loans, net of allowance for possible loan losses of $2,075 in 1998 and $1,638 in 1997          108,116    84,374
Premises and equipment, net                                                                        419       653
Interest receivable and other assets                                                             2,764     2,506
----------------------------------------------------------------------------------------------------------------
          Total assets                                                                        $155,324  $122,085
----------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Deposits
Demand                                                                                        $ 33,558  $ 28,248
Interest-bearing transaction                                                                    59,044    41,758
Savings                                                                                          9,145     6,399
Time                                                                                            34,708    31,021
----------------------------------------------------------------------------------------------------------------
          Total deposits                                                                       136,455   107,426
Interest payable and other liabilities                                                           2,004     1,671
Federal Home Loan Bank advances                                                                  2,500     1,000
----------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                    140,959   110,097
----------------------------------------------------------------------------------------------------------------

Commitments and contingent liabilities (Notes 9 and 10)
Shareholders' equity:
          Common stock, no par value:
          Authorized -- 20,000,000 shares
          Issued and outstanding --  1,004,141 shares in 1998 and 977,035 shares
           in 1997                                                                               4,896     4,736
          Accumulated other comprehensive income                                                    (2)       (2)
          Additional paid in capital                                                               900       640
          Retained earnings                                                                      8,571     6,614
----------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                            14,365    11,988
----------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                                          $155,324  $122,085
----------------------------------------------------------------------------------------------------------------

                                                         See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands, except per share data)

                                                                                    For the years ended December 31,
                                                                                    --------------------------------
                                                                                   1998           1997            1996
Cash flows from operating activities:
          Net income                                                            $  2,365        $  1,805         $  1,415

Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                              378             413              447
          Provision for possible loan losses                                         200             240              435
          Gain on sale of other assets                                                --              --               (2)
          Proceeds from sale of loans held for sale                                   --           1,458              505
          Cost of loans held for sale                                                 --            (723)            (456)
          Net amortization and accretion of investment premiums and
           discounts                                                                 105              90               56
          Net increase in interest receivable and other assets                      (258)           (507)            (548)
          Net increase in interest payable and other liabilities                     333             733              180
          Net increase (decrease) in deferred loan fees                              (46)             27              164
-------------------------------------------------------------------------------------------------------------------------
          Total adjustments                                                          712           1,731              781
-------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                3,077           3,536            2,196

Cash flows from investing activities:
          Net decrease in time deposits with other financial
           institutions                                                               --             100                3
          Proceeds from the maturity of investment securities held to
           maturity                                                                2,390           1,500            1,650
          Proceeds from the maturity of investment securities
           available for sale                                                         --           1,500              500
          Principal payments received on mortgaged backed securities               3,694           1,494              997
          Purchase of investment securities                                       (5,840)         (5,492)          (4,444)
          Net increase in gross loans                                            (23,874)        (18,073)          (8,726)
          Net capital expenditures, premises and equipment                          (144)           (255)            (310)
          Proceeds from the sale of real estate owned                                 --             436              128
-------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                  (23,774)        (18,790)         (10,202)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
          Net increase in deposits                                                29,029          14,458            8,988
          Net change in other borrowings                                           1,500           1,000           (1,000)
          Proceeds from the exercise of common stock options                         479           1,322               80
          Common stock retired                                                       (59)            (89)              --
          Cash dividends                                                            (408)           (334)            (277)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         30,541          16,357            7,791
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               9,844           1,103             (215)

Cash and cash equivalents, beginning of period                                    18,964          17,861           18,076
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                        $ 28,808        $ 18,964         $ 17,861
-------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Cash payments for interest                                                      $  3,727        $  2,870         $  2,496
Cash payments for taxes                                                            1,550           1,295            1,241
Loans transferred to real estate owned                                                --             870              130

                                                         See accompanying notes.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)
For the Years ended December 31, 1998, 1997 and 1996

                                                                                               Accumulated
                                                                                  Additional      Other
                                                            Preferred   Common      Paid in   Comprehensive   Retained
                                                              Stock      Stock      Capital       Income      Earnings    Total
                                                              -----      -----      -------       ------      --------    -----
Balance at December 31, 1995                                  $ 10      $4,053        $ --         $ 10        $4,005    $ 8,078
     Preferred stock converted to common                       (10)         10          --           --            --         --
     Accumulated other comprehensive income                     --          --          --          (15)           --        (15)
     Cash dividends                                             --          --          --           --          (277)      (277)
     Stock options exercised                                    --          80          --           --            --         80
     Net income                                                 --          --          --           --         1,415      1,415
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                                    --       4,143          --           (5)        5,143      9,281
     Stock repurchases                                          --         (89)         --           --            --        (89)
     Accumulated other comprehensive income                     --          --          --            3            --          3
     Cash dividends                                             --          --          --           --          (334)      (334)
     Stock options exercised and related tax benefit            --         682         640           --            --      1,322
     Net income                                                 --          --          --           --         1,805      1,805
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                                    --       4,736         640           (2)        6,614     11,988
     Stock repurchases                                          --         (59)         --           --            --        (59)
     Accumulated other comprehensive income                     --          --          --           --            --         --
     Cash dividends                                             --          --          --           --          (408)      (408)
     Stock options exercised and related tax benefit            --         219         260           --            --        479
     Net income                                                 --          --          --           --         2,365      2,365
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                  $  0      $4,896        $900         $ (2)       $8,571    $14,365
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.



REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and the Board of Directors of Bay Area Bancshares:

In our opinion, the accompanying consolidated balance sheets and the related statements of income and other comprehensive income, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Bay Area Bancshares (the Company) at December 31, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Pricewaterhouse Coopers, LLP
San Francisco, California
February 9, 1999

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

E.  LOANS

Loans are stated at the amount of principal outstanding at the balance sheet date. Interest on commercial, installment and real estate loans is accrued daily on a simple interest basis on the amount of principal outstanding. The Bank's policy is to place loans on nonaccrual status if either principal or interest has become past due for 90 days or more, or when payment in full of principal or interest is not expected. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current period income and the amortization of deferred loan fees is terminated. Bank management may waive nonaccrual status and the previously accrued interest may not be reversed if a loan is well collateralized and in the process of collection. Cash received on non-accrual loans is applied to reduce the principal balance.

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

G.  PREMISES AND EQUIPMENT

Premises and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are generally three to five years for furniture and equipment. Leasehold improvements are amortized over the term of the respective lease or the estimated useful life of the property, whichever is shorter.

H.  REAL ESTATE OWNED

Other real estate owned is carried at the lower of cost or fair value. When the property is acquired through foreclosure, any excess of the related loan balance over the fair value is charged to the allowance for possible loan losses. Subsequent write-downs, operating expense, and losses upon sale, if any, are charged to operating expenses.

I.  EARNINGS PER SHARE

Earnings per share (EPS) for the years ended December 31, 1998, 1997, and 1996 are stated in accordance with SFAS No. 128 "Earnings per Share." Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing diluted net income available to common shareholders by the weighted average number of common shares and common equivalent shares outstanding including dilutive stock options. The computation of common stock equivalent shares is based on the weighted average market price of the Company's common stock throughout the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the years ended December 31, 1998, 1997 and 1996.

                                                         For the year ended December 31, 1998
                                                         ------------------------------------
                                                         Income          Shares        Per Share
(Dollars in thousands, except per share amounts)       (Numerator)    (Denominator)      Amount
-----------------------------------------------------------------------------------------------
Net income                                               $2,365
Basic EPS:
     Income available to common shareholders              2,365           990,000        $2.39
Effect of dilutive securities:
     Stock options                                          ---            24,000          ---
                                                         -------------------------------------
Diluted EPS: income available to
common shareholders and assumed conversions              $2,365         1,014,000        $2.33
                                                         -------------------------------------

                                                         For the year ended December 31, 1997
                                                         ------------------------------------
                                                         Income          Shares        Per Share
(Dollars in thousands, except per share amounts)       (Numerator)    (Denominator)      Amount
-----------------------------------------------------------------------------------------------
Net income                                               $1,805
Basic EPS:
     Income available to common shareholders              1,805           883,000        $2.04
Effect of dilutive securities:
     Stock options                                          ---            99,000          ---
                                                         -------------------------------------
Diluted EPS:  income available to
common shareholders and assumed conversions              $1,805           982,000        $1.84
                                                         -------------------------------------

                                                         For the year ended December 31, 1996
                                                         ------------------------------------
                                                         Income          Shares        Per Share
(Dollars in thousands, except per share amounts)       (Numerator)    (Denominator)      Amount
-----------------------------------------------------------------------------------------------
Net income                                               $1,415
Basic EPS:
     Income available to common shareholders              1,415           835,000        $1.69
Effect of dilutive securities:
     Stock options                                          ---           105,000          ---
                                                         -------------------------------------
Diluted EPS:  income available to
common shareholders and assumed conversions              $1,415           940,000        $1.51
                                                         -------------------------------------

There were no options that were considered anti-dilutive, the options' exercise price was greater than the average market price of the common shares during the years ended December 31, 1998, 1997 and 1996.

J.  COMPREHENSIVE INCOME

On January 1, 1998 the Company adopted SFAS 130, "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated other comprehensive income separately from retained earnings in the equity statement of the balance sheet. The changes to the balances of accumulated other comprehensive income are as follows:

------------------------------------------------------------------------------------------------------
                                   Unrealized Gain on Securities     Accumulated Other Comprehensive
                                                                              Income (Loss)
------------------------------------------------------------------------------------------------------
 Balance - December 31, 1997                   $ (2)                             $ (2)
------------------------------------------------------------------------------------------------------
 Current period change                            -                                 -
------------------------------------------------------------------------------------------------------
 Balance - December 31, 1998                   $ (2)                             $ (2)
------------------------------------------------------------------------------------------------------

K.  SEGMENT INFORMATION

In 1998, the Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

L.  RECLASSIFICATIONS

Certain reclassifications have been made to prior years' amounts to conform with the current year presentation. These reclassifications have no effect on previously reported income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 2--NATURE OF OPERATIONS

The Company, through its subsidiary bank, provides a wide range of commercial banking services to individuals, professionals and small to medium sized businesses. The services provided include those typically offered by commercial banks, such as: interest-bearing and noninterest bearing checking accounts, savings and time deposits, business and personal loans, safe depository facilities, funds transfer, cashiers checks and the sale of travelers' checks. The Bank also operates a network of approximately fifty off-site Automated Teller Machines (ATMs) which generate transaction fees.

NOTE 3--INVESTMENT SECURITIES

The amortized cost and approximate market value of investment securities as of December 31, 1998 and 1997 are as follows:

                                                  1998

                                                                                                    Aggregate
                                                                Amortized  Unrealized  Unrealized     Fair
                                                                  Cost        Gain        Loss        Value
                                                                  ----        ----        ----        -----
Available-for-sale:
     Securities of the U.S. government and its agencies           $   504        $  3        $ --     $   507
     Mortgage backed securities                                     1,273           2          (7)      1,268
-------------------------------------------------------------------------------------------------------------
             Total                                                  1,777           5          (7)      1,775
Held-to-maturity:
     Securities of the U.S. government and its agencies             3,005          22          --       3,027
     States of  the U.S. and political subdivisions                 1,817          35          (1)      1,851
     Mortgage backed securities                                     8,230          88         (23)      8,295
     Federal Home Loan Bank Stock                                     390          --          --         390
-------------------------------------------------------------------------------------------------------------
             Total                                                $13,442        $145        $(24)    $13,563
-------------------------------------------------------------------------------------------------------------
                                                  1997
                                                                                                    Aggregate
                                                                Amortized  Unrealized  Unrealized     Fair
                                                                  Cost        Gain        Loss        Value
                                                                  ----        ----        ----        -----
Available-for-sale:
     Securities of the U.S. government and its agencies           $   513        $ --         $--     $   513
     Mortgage backed securities                                       595          --          (2)        593
-------------------------------------------------------------------------------------------------------------
             Total                                                  1,108          --          (2)      1,106
Held-to-maturity:
     Securities of the U.S. government and its agencies             4,509          23          --       4,532
     States of the U.S. and political subdivisions                  1,007          20          --       1,027
     Mortgage backed securities                                     8,646         167          (9)      8,804
     Federal Home Loan Bank Stock                                     320          --          --         320
-------------------------------------------------------------------------------------------------------------
             Total                                                $14,482        $210         $(9)    $14,683
-------------------------------------------------------------------------------------------------------------

The amortized cost and aggregate fair value of investment securities at December 31, 1998 by type and maturity are shown below. The maturity of mortgage-backed securities is estimated based on expected principal prepayments, all other securities have defined maturities.

                                             Securities Held to Maturity     Securities Available for Sale
                                              Cost     Fair Market Value       Cost     Fair Market Value
-----------------------------------------------------------------------------------------------------------
Due within one year                          $ 4,471          $ 4,513          $  504           $  507
Due after one year through five years          6,053            6,097           1,108            1,107
Due after five years through ten years           912              912             165              161
Due after ten years                            1,616            1,651              --               --
-------------------------------------------------------------------------------------------------------
Total                                        $13,052          $13,173          $1,777           $1,775
-------------------------------------------------------------------------------------------------------

The Company did not sell any securities in 1996,1997 or 1998.
As of December 31, 1998, and 1997, investment securities with an amortized cost of $ 3,836 and $3,874 respectively, were pledged to secure public deposits and other borrowings as required by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 4--LOANS AND  ALLOWANCE FOR POSSIBLE LOAN LOSSES
Loan balances as of December 31, 1998 and 1997 were as follows:

                                                             1998      1997
     Commercial                                           $ 28,591   $20,679
     Real estate mortgage                                   41,077    38,567
     Real estate construction                               33,154    20,978
     Installment                                             7,369     5,788
-----------------------------------------------------------------------------
                                                           110,191    86,012
     Less--Allowance for possible loan losses               (2,075)   (1,638)
-----------------------------------------------------------------------------
          Net loans                                       $108,116   $84,374
-----------------------------------------------------------------------------

The changes in the allowance for possible loan losses for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                       1998      1997      1996
Balance at January 1,                                 $1,638    $1,493   $1,516
     Provision for possible loan losses                  200       240      435
     Loans charged off                                   (76)     (135)    (510)
     Recoveries                                          313        40       52
--------------------------------------------------------------------------------
Balance at December 31,                               $2,075    $1,638   $1,493
--------------------------------------------------------------------------------

The Company adopted Financial Accounting Standards Board Statement (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, effective January 1, 1995. As a result of applying the new rules, certain impaired loans are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the estimated value of the loan is less than the carrying value of the loan, the impairment is recorded through a valuation allowance. The valuation allowance for impaired loans at December 31, 1998 and 1997 under SFAS No. 114 was $36 and $93 respectively, which is included in the Company's allowance for loan loss. For the years ended December 31, 1998 and 1997, the average recorded investment in impaired loans was approximately $201 and $995, respectively.

The Company considers all nonaccrual loans to be impaired loans. At December 31, 1998 and 1997 there were loans totaling approximately $145 and $373 respectively, on nonaccrual status. Interest earned but not recorded on all loans that were on nonaccrual status during the years ended December 31, 1998 and 1997 was approximately $8 and $53 respectively.

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, executive officers, principal
shareholders and their associates.   The loan activity with respect to these
related parties during 1998 is summarized below:

Loans to directors, executive officers, principal shareholders and their associates:

                                                                1998      1997
Balance at January 1,                                         $ 1,395   $ 1,549
Additions                                                         195       926
Paydowns or Retirements                                          (752)   (1,080)
--------------------------------------------------------------------------------
Balance at December 31,                                       $   838   $ 1,395
--------------------------------------------------------------------------------

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5--PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 1998 and 1997 were comprised of the following:

                                                               1998      1997
     Automobiles                                             $    55   $    55
     Furniture and equipment                                   2,759     2,625
     Leasehold improvements                                      226       225
--------------------------------------------------------------------------------
                                                               3,040     2,905
     Less - Accumulated depreciation and amortization         (2,621)   (2,252)
--------------------------------------------------------------------------------
     Net premises and equipment                              $   419   $   653
--------------------------------------------------------------------------------

Depreciation expense was $ 378, $413 and $447 for the years ended December 31, 1998, 1997 and 1996.

NOTE 6--DEPOSITS AND INTEREST ON DEPOSITS

As of December 31, 1998 and 1997, the Bank had time certificates of deposit in denominations of $100 or more totaling approximately $22,237 and $20,261, respectively. Interest paid on these deposits was approximately $1,255 in 1998, $772 in 1997 and $494 in 1996.

NOTE 7--BORROWINGS AND AVAILABLE CREDIT

At December 31, 1998 and 1997 the Bank had advances from the Federal Home Loan Bank of San Francisco (FHLB) of $2,500 and $1,000 at a weighted average interest rate of 5.70% and 5.93%, respectively. The terms of these advances range from one to five years and are collaterialized by loans and investment securities of the Bank. Of the advances outstanding at December 31, 1998, $500 mature within one year and $2,000 mature within five years.

As of December 31, 1998 and 1997, the Bank had in place $9,000 in unsecured liquidity lines of credit. These funds were available through its correspondent banks. The Bank is a member of the FHLB. The Bank may borrow up to 25% of its assets subject to collateral and FHLB stock purchase requirements. At December 31, 1998 the Bank held $390 in FHLB stock and had enough collateral available with the FHLB to borrow an additional $3,222.

NOTE 8--REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

                                                                                          To Be Well
                                                                                          Capitalized Under
                                                                      For Capital         Prompt Corrective
                                                 Actual               Adequacy Purposes   Action Provisions
                                                 -----------------    -----------------   -----------------
                                                 Amount     Ratio     Amount     Ratio    Amount     Ratio
-----------------------------------------------------------------------------------------------------------
As of December 31, 1998
Total Capital (to Risk Weighted Assets)           $15,800   13.77%     $9,181    8.0%     $11,476    10.0%
Tier 1 Capital (to Risk Weighted Assets)          $14,365   12.52%     $4,590    4.0%     $ 6,886     6.0%
Tier 1 Capital (to Average Assets)                $14,365   10.32%     $5,566    4.0%     $ 6,957     5.0%

As of December 31, 1997
Total Capital (to Risk Weighted Assets)           $11,850   12.79%     $7,347    8.0%    $ 9,184   10.0%
Tier 1 Capital (to Risk Weighted Assets)          $10,692   11.54%     $3,674    4.0%    $ 5,510    6.0%
Tier 1 Capital (to Average Assets)                $10,692    9.49%     $4,498    4.0%    $ 5,623    5.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

As of December 31, 1998 and 1997, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratio as set forth in the table, and not subject to a capital directive.

The retained earnings of the Company include undistributed earnings of the Bank. Dividends by the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings, or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or with the approval of the California Superintendent of Banks, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year. As of December 31, 1998, the Bank had retained earnings available for dividend distribution of $5,052

Additionally, the Federal Reserve Act generally restricts loans, advances and investments by the Bank, in or to the Company, to 10% of the shareholder's equity of the Bank.

NOTE 9--COMMITMENTS AND CONTINGENT LIABILITIES

The Company is obligated for rental payments under certain operating leases and contract agreements. Rental expense included in occupancy expense and equipment expense was approximately $463, $440 and $378 for the years ended December 31, 1998, 1997 and 1996, respectively.

At December 31, 1998, the approximate future lease rentals payable under operating leases for premises were as follows:

     1999                                                   $  277
     2000                                                      258
     2001                                                      258
     2002                                                      258
     Thereafter                                                  0
------------------------------------------------------------------
     Total Minimum Lease Payments                           $1,051
------------------------------------------------------------------

The Bank is required to maintain reserves with the Federal Reserve Bank (FRB) of San Francisco. Reserve requirements are primarily based on a percentage of deposit liabilities. At December 31, 1998 the required reserves were $1,217.

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

Financial instruments whose contractual amount represented risk:           1998     1997
Commitments to extend credit                                            $33,296  $34,102
Standby letters of credit                                               $   825  $ 1,205

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

NOTE 11--PROFIT SHARING AND SALARY CONTINUATION PLANS

The Bank has a qualified profit sharing plan for most full-time employees. Employer contributions are to be made from current-year profits, predicated on the performance of the Bank based on a formula approved annually by the Bank's Board of Directors. Participants in the plan are allowed to make contributions in accordance with the plan agreement. The Bank matches the participants' contributions up to 5% of their annual salary so long as certain Bank profitability goals are met. Full vesting of the Bank's contribution to the employee occurs after five years of employment. The Bank provided for contribution expense of $60, $74 and $72 during 1998, 1997 and 1996, respectively.

The Company has agreed to salary continuation plans for certain former and current key executive officers. Under the plan, the Company is obligated to provide the officer or his beneficiaries, a fixed amount for 15 years after they have reached retirement age. The Company has established a reserve for this liability based on the present value of the vested portion. Salary continuation expense was $301, $87 and $57 in 1998, 1997 and 1996, respectively. The Bank has elected to fund its obligation under the plans with life insurance contracts. The Bank is the beneficiary of the life insurance policies with a current cash surrender value of $385, which is included in other assets at December 31, 1998.

NOTE 12--EMPLOYEE STOCK OPTION PLAN AND RIGHTS

The Company has a stock option plan for full-time, salaried officers and directors and employees who have substantial responsibility for the successful operation of the Company. Options are granted at no less than the fair market value of the stock at the date of the grant. Options vest over a period of zero to five years and have a maximum term of ten years. The options may be granted in accordance with terms determined by the Board of Directors until the expiration of the plan. At the Company's annual meeting in May 1998, shareholders ratified an amendment to the plan authorizing an additional 293,000 shares. At December 31, 1998, 83,108 shares were outstanding at an average exercise price of $22.01. The following table summarizes the option activity for the years ended December 31, 1998, 1997 and 1996 (all share amounts are in thousands):

                                                                                     Weighted
                                                             Weighted Average   Average Fair Value
                              Available      Outstanding      Exercise Share    of Options Granted
--------------------------------------------------------------------------------------------------
Balance, December 31, 1995           19           185               $ 4.82
     Granted                        (10)           10               $12.50               $4.38
     Exercised                       --           (15)              $ 5.08
--------------------------------------------------------------------------------------------------
Balance, December 31, 1996            9           180               $ 5.22
     Exercised                       --          (142)              $ 4.80
--------------------------------------------------------------------------------------------------
Balance, December 31, 1997            9            38               $ 6.79
     Plan Amendment                 293            --                   --
     Granted                        (74)           74               $24.00               $8.40
     Exercised                       --           (29)              $ 7.52
--------------------------------------------------------------------------------------------------
Balance, December 31, 1998          228            83               $22.22
--------------------------------------------------------------------------------------------------

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

                                        1998                    1997                    1996
                              As Reported  Pro Forma  As Reported  Pro Forma  As Reported  Pro Forma
                              ----------------------------------------------------------------------
Net income                       $2,365     $2,267       $1,805     $1,789       $1,415     $1,376
Basic earnings per share         $ 2.39     $ 2.29       $ 2.04     $ 2.03       $ 1.69     $ 1.45
Diluted earnings per share       $ 2.33     $ 2.24       $ 1.84     $ 1.82       $ 1.51     $ 1.45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The fair value of each option grant is estimated on the date of grant using a method that approximates the Black-Scholes option-pricing model with the following weighted-average assumptions used for grant in 1997 and 1996; expected volatility of 15%, risk-free interest rates of 6.00% and expected lives of 10 years. 74,000 options were granted in 1998.

The following table summarizes information about the Plan's stock options at December 31, 1998:

                   Options Outstanding at 12/31/98                      Options Exercisable at 12/31/98
                   -------------------------------                      -------------------------------
Exercise     Number         Weighted     Weighted Average         Number         Weighted     Weighted Average
 Price    Outstanding    Average Price    Remaining Life       Exercisable     Average Price    Remaining Life
--------  -----------    -------------    --------------       -----------    -------------    --------------
$ 4.75        8,608          $ 4.75            5.00                8,608          $ 4.75            5.00
$24.00       74,500          $24.00            9.11               74,500          $24.00            9.11

The Company has a stock appreciation rights (SAR) plan under which the Board of Directors may award up to 200,000 units to employees. The SAR can be redeemed for the amount by which the fair market value of a share of common stock on the date of exercise exceeds the SAR's grant price as established by the Board. The SAR becomes fully exercisable based on a vesting schedule established by the Board which generally does not exceed five years. Each SAR expires ten years from the date the SAR is awarded. Compensation cost recognized for SAR's granted under the plan totaled approximately $111,$222 and $75 for 1998, 1997 and 1996, respectively.


NOTE 13--INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are set forth below:

                                                              1998    1997
Book loan loss allowance in excess of tax                   $  538    $448
Book depreciation in excess of tax                              82      49
Deferred compensation                                          382     198
State franchise tax                                             60       1
Other                                                          (24)    (16)
--------------------------------------------------------------------------
Deferred tax asset                                          $1,038    $680
--------------------------------------------------------------------------

The current and deferred amounts of the tax provision (benefit) for the years ended December 31, 1998, 1997, and 1996 were as follows:

                                                                     TOTAL
                                             FEDERAL   STATE     PROVISION
1998
     Current                                  $1,519    $521        $2,040
     Deferred                                   (279)    (75)          354
--------------------------------------------------------------------------
                                              $1,240    $446        $1,686
--------------------------------------------------------------------------
1997
     Current                                  $  909    $376        $1,285
     Deferred                                    (77)     50           (27)
--------------------------------------------------------------------------
                                              $  832    $426        $1,258
--------------------------------------------------------------------------
1996
     Current                                  $  774    $319        $1,093
     Deferred                                    (81)    (55)         (136)
--------------------------------------------------------------------------
                                              $  693    $264        $  957
--------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rates to income before taxes as follows:

                                                              1998                 1997                1996
Federal income tax expense                             $1,377       34.0%    $1,042      34.0%    $ 807      34.0%
State franchise taxes, net of federal benefit             294        7.2        219       7.1       174       7.2
Tax exempt income                                         (18)      (0.4)       (17)     (0.6)      (21)     (0.8)
Other, net                                                 33        0.8         14       0.6        (3)      0.1
--------------------------------------------------------------------------------------------------------------------
Total                                                  $1,686      $41.1%    $1,258     $41.6%    $ 957      40.3%
--------------------------------------------------------------------------------------------------------------------


NOTE 14--ACTIVITY OF BUSINESS SEGMENTS

In 1998 the Company adopted SFAS No. 131. The prior year's segment information has been restated to present the Company's two reportable segments, Community banking and ATM operations (also known as Electronic funds Transfer "EFT" operations).

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes intersegment revenue, as well as charges all direct operating expenses and allocated charges for personnel and interest expense for the use of cash that is dispensed from the ATM machines.

The Company is organized primarily along community banking and ATM operations. Community banking provides a range of commercial banking services to individuals, professionals and small to medium-sized businesses. ATM operations runs a network of off-site ATMs including tourist centers, horse racing tracks, truck stops and shopping centers in California. The Company's business is conducted principally in the U.S.; foreign operations are not material.

The following table shows each segments key operating results and financial position for the years ended or as of December 31, 1998, 1997 and 1996:

                                         1998                    1997                    1996
                                Community      ATM      Community      ATM      Community      ATM
                                 banking   operations    banking   operations    banking   operations
                                ---------  -----------  ---------  -----------  ---------  -----------
Net interest income (1)          $  8,069      $ (152)   $  6,726      $ (196)    $ 5,621      $ (194)
Other income                          519       1,946         491       2,026         982       1,839
Operating expenses                  4,961       1,340       4,894       1,484       4,626       1,419
Net income before income tax        3,627         454       2,323         346       1,977         226

Total assets                     $136,487      $4,342    $105,559      $4,415     $88,241      $5,565

(1)  After loan loss provisions

A reconciliation of total segment net interest income and other income combined, net income before income taxes, and total assets to the consolidated numbers in each of these categories for the years ended December 31, 1998, 1997 and 1996 is presented below.

                                                                1998          1997           1996
                                                              ----------   ----------     ----------
Total segment net interest income and other income              10,382        9,047          8,248
Parent company net interest income and other income              3,961        3,204          3,974
                                                              ----------   ----------     ----------
Consolidated net interest income and other income               14,343       12,251         11,222
                                                              ==========   ==========     ==========
Total segment net income before income tax                       4,081        2,669          2,203
Parent company net income before income tax                        (30)         394            169
                                                              ----------   ----------     ----------
Consolidated net income before income tax                        4,051        3,063          2,372
                                                              ==========   ==========     ==========

Total segment total assets                                     140,829      109,974         93,806
Parent company assets                                           14,495       12,111          9,381
                                                              ----------   ----------     ----------
Consolidated total assets                                      155,324      122,085        103,187
                                                              ==========   ==========     ==========

NOTE 15-SUBSEQUENT EVENT

On January 26, 1999 the Company and Greater Bay Bancorp (GBB) signed a definitive agreement for a merger between the two companies. The terms of the agreement provide for the Company's shareholders to receive shares of GBB stock in a tax-free exchange for their shares of Bay Area Bancshares. For each outstanding share of Bay Area Bancshares, GBB will issue 1.38682 shares if the average closing price of its stock is $30.00 or more, or 1.44271 shares if the average closing price of its stock is less than $30.00 upon completion of the merger. Following the merger, the shareholders of Bay Area Bancshares will own approximately 12.7% of the combined company, after giving effect to all outstanding options.

NOTE 16-FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Company's financial instruments are as follows:

                                                                 December 31, 1998                December 31, 1997
                                                            Carrying Amount   Fair Value    Carrying Amount   Fair Value
                                                            ------------------------------------------------------------
     ASSETS:

     Cash and cash equivalents                                  $ 28,808       $ 28,808          $18,964        $18,964
     Investment securities available for sale                      1,775          1,775            1,106          1,106
     Investment securities held to maturity                       13,442         13,563           14,482         14,683
     Loans                                                       108,116        107,548           84,374         82,869
     Interest receivable                                             842            842              741            741

     LIABILITIES:

     Demand deposits                                              33,558         33,558           28,248         28,248
     Interest bearing transaction and savings deposits            68,189         68,189           48,157         48,157
     Time deposits                                                34,708         31,647           31,021         30,813
     Interest payable                                                232            232              251            251
     Federal Home Loan Bank advances                               2,500          2,500            1,000          1,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 17--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

Condensed balance sheets, statements of income, and cash flows for Bay Area Bancshares (parent company only) are presented below:

Bay Area Bancshares (Parent) Balance Sheets at December 31, 1998 and 1997

                                                               1998      1997
ASSETS
     Cash and cash equivalents                              $   787   $   626
     Investment in subsidiary                                13,085    10,690
     Notes receivable                                           533       470
     Other assets                                                90       325
------------------------------------------------------------------------------
          Total assets                                       14,495    12,111
Liabilities & Shareholders' Equity
     Other liabilities                                          130       123
          Total liabilities                                     130       123
------------------------------------------------------------------------------
          Total shareholders' equity                         14,365    11,988
------------------------------------------------------------------------------
          Total liabilities and shareholders' equity        $14,495   $12,111
------------------------------------------------------------------------------

Bay Area Bancshares (Parent) Statements of Income For the Years Ended December 31, 1998, 1997 and 1996

                                                                1998      1997      1996
Cash dividends received from subsidiary                       $    0    $  450    $  225
Interest income                                                   52        11         2
Professional fees                                                (29)      (37)      (16)
Miscellaneous expense                                            (53)      (30)      (42)
-----------------------------------------------------------------------------------------
Income before equity in undistributed income of subsidiary       (30)      394       169
Equity in undistributed income of subsidiary                   2,395     1,411     1,246
-----------------------------------------------------------------------------------------
Net income                                                    $2,365    $1,805    $1,415
-----------------------------------------------------------------------------------------

Bay Area Bancshares (Parent) Statements of Cash Flows For the Years Ended December 31, 1998, 1997 and 1996

                                                                                        1998      1997      1996
Cash flows from operating activities:
     Net income                                                                      $ 2,365   $ 1,805   $ 1,415

     Adjustments to reconcile net income to cash provided by operating activities:
     Net decrease (increase) in other assets                                             235      (325)       --
     Net increase in other liabilities                                                     7        23        13
     Equity in undistributed income of subsidiary                                     (2,395)   (1,411)   (1,246)
-----------------------------------------------------------------------------------------------------------------
     Total adjustments                                                                (2,153)   (1,713)   (1,233)
-----------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                           212        92       182
Cash flows from financing activities:
     Net increase in notes receivable                                                    (63)     (470)       --
     Exercise of common stock options                                                    479     1,322        80
     Common stock retired                                                                (59)      (89)       --
     Cash dividends                                                                     (408)     (334)     (277)
-----------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                                 (51)      429      (197)
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                     161       521       (15)

Cash and cash equivalents, beginning of year             626       105      120
--------------------------------------------------------------------------------
Cash and cash equivalents, end of year                 $ 787     $ 626    $ 105
--------------------------------------------------------------------------------


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table provides certain information regarding the Board of Directors of the Company and the Bank.

                                                                           DIRECTOR OF
                                      POSITION            POSITION         THE COMPANY
NAME                          AGE   WITH COMPANY          WITH BANK           SINCE
----                          ---   ------------          ---------           -----
Frank M. Bartaldo Jr.         50          N/A             Director,             N/A
                                                       President & CEO

Gary S. Goss                  63        Director,         Director,            1981
                                       Secretary          Secretary

Robert R. Haight              70      Chairman of         Director             1981
                                       the Board,
                                       President,
                                    Chief Executive
                                        Officer

Stanley A. Kangas             61        Director          Director             1996

David J. Macdonald            59        Director          Director             1981

Thorwald A. Madsen            82        Director          Director             1981

Dennis Royer                  56        Director          Director             1995

     None of the directors of the Company or the Bank were selected pursuant to any arrangement or understanding other than the directors and officers of the Company and the Bank acting in their capacities as such. The terms of the proposed merger of the Company and Greater Bay Bancorp provide that one director from the Company's Board would serve as a director of Greater Bay Bancorp and that the directors of the Bank would continue with the President of Greater Bay Bancorp as an additional member of the Bank's Board. Director Thorwald Madsen has announced that he will retire from and Board and the Board of the Bank has approved the terms of a director emeritus agreement for Mr. Madsen. There are no family relationships between any two or more of the directors or officers.

     Set forth below are brief summaries of the background and business experience, including the principal occupation, of the Company's and Bank's directors. Except for the Bank, no corporation or organization discussed below is an affiliate or a subsidiary of the Company.

FRANK M. BARTALDO, JR. Mr. Bartaldo, Jr., 50, has been with Bay Area Bank since 1986. He currently serves as President and Chief Executive Officer of Bay Area Bank, a position he received after the retirement of Mr. John Brooks in February 1998. Prior to being named President, Mr. Bartaldo served as Executive Vice President and Senior Banking Officer of the Bank. In February 1996, Mr. Bartaldo was elected to serve as a director of the company's sole subsidiary, Bay Area Bank. Before his employment at Bay Area Bank, Mr. Bartaldo was a partner in a mortgage banking business and prior to that he was employed for eight years at Wells Fargo Bank. Mr. Bartaldo received his BS in Business Administration from California State University at

Chico in 1971. Mr. Bartaldo is Past-President of the Redwood City-San Mateo County Chamber of Commerce.

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

STANLEY A. KANGAS: Mr. Kangas retired in 1998 as chairman of the Board of Brian Kangas Foulk (BKF), a 150 person civil engineering firm with offices in Redwood City, San Jose and Walnut Creek. Mr. Kangas was President of BKF from 1975 to 1995. Mr. Kangas' firm provided engineering services to Stanford University and he served as Principal-In-Charge of many of BKF's large scale projects including the 1,200 acre Redwood Shores community in Redwood City. Mr. Kangas served as an officer in many professional societies and civil engineering organizations. Mr. Kangas is currently involved in many local community programs and non-profit groups including the Redwood City-San Mateo County Chamber of Commerce, the Redwood City Library Foundation, the Redwood City School District Bond Oversight Committee, the San Carlos Youth Center Foundation and the Boys and Girls Club of the Peninsula. Mr. Kangas and BKF were recently honored with the Sequoia Award for civic service by a Redwood City business. Mr. Kangas was appointed to the Board of Directors of Bay Area Bank and Bay Area Bancshares on February 20, 1996.

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

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

     The following table sets forth the cash compensation paid to or allocated for the Chief Executive Officer of the Company and the Bank and those executive officers whose cash compensation exceeded $100,000 for services rendered in 1998, 1997, and 1996.

SUMMARY COMPENSATION TABLE

                                                                      Long Term
Name and                              Regular                       Compensation            All Other
Principal Position            Year    Salary/2/      Bonus       Stock Options/SARs*      Compensation/3,/4,/5/
------------------            ----    ---------      -----       -------------------      -------------------------
Robert R. Haight/1/           1998    $ 24,500        N/A                  0                      $ 6,600
CEO of Company                1997    $ 20,350        N/A                  0                      $ 6,600
                              1996    $ 18,950        N/A                  0                      $ 5,888

Frank M. Bartaldo             1998    $115,000      $55,000              20,000                   $ 9,104
President & CEO               1997    $100,000      $32,000              20,000                   $ 6,700
of Bank                       1996    $100,000      $34,000              20,000/6/                $ 6,451

Anthony J. Gould              1998    $100,000      $55,000              15,000                   $ 8,102
COO/CFO of Company            1997    $ 90,000      $32,000              15,000                   $ 6,000
and EVP/CFO of Bank           1996    $ 90,000      $30,000              15,000/6/                $ 5,792

Mark V. Schoenstein           1998    $ 85,000      $45,000              12,500                   $ 9,957
SVP/Construction Loans        1997    $ 75,000      $33,180              12,500                   $ 5,183
of Bank                       1996    $ 75,000      $30,156              10,000/7/                $ 4,519

William A. Peterson           1998    $ 92,000      $35,000                0                      $ 2,453
SVP/Sr. Lending Officer       1997    $ 30,000/8/   $17,000/8/             0                         0
of Bank

* Number of shares

_____________________

/1/ Amounts for Mr. Haight include all compensation received in the fiscal year.
/2/ Mr. Haight is paid $475 per Board meeting in addition to his regular, non-officer director fees. Mr. Bartaldo has an annual salary of $115,000. Mr. Gould has an annual salary of $100,000, Mr. Schoenstein's annual salary is $85,000, and Mr. Peterson's' annual salary is $92,000.

/3/ Mr. Haight is not eligible for the Bank's 401(k) Plan as he is not an employee of the Bank. Mr. Haight received health benefits with a cost of $550 per month. During 1998, Mr. Bartaldo received $7,354 as a matching contribution under the Bank's 401(k) Plan and Mr. Gould, Mr. Schoenstein and Mr. Peterson received $6,602, $9,957 and $2,453 respectively.
/4/ In addition to this compensation, Salary Continuation Plans were adopted effective January 1, 1997, to provide salary continuation benefits to Mr. Bartaldo and Mr. Gould, subject to certain terms and conditions as described below. Mr. Bartaldo, Mr. Gould, Mr. Schoenstein and Mr. Peterson are also entitled to severance pay benefits in accordance with the Severance Pay Policy adopted by the Bank on October 20, 1998 and amended on November 3, 1998. The Severance Pay Policy provides for severance pay to Bank employees upon termination in certain cases, subject to the terms and conditions set forth in the Severance Pay Policy.
/5/ In 1998 Mr. Bartaldo and Mr. Gould began receiving a monthly car allowance of $350 and $300, respectively.
/6/ Under the terms of the SAR agreement dated October 1, 1996, Mr. Bartaldo's and Mr. Gould's SAR units were 40% vested as of October 1, 1997 and 15% vested on October 1st thereafter until fully vested in the year 2001. In the event of a change of control in the ownership of the Company, the vesting of one-half of any remaining unvested portion of outstanding SARs is to be accelerated.
/7/ Under the terms of the SAR agreement dated June 18, 1996, Mr. Schoenstein's
    10,000 SAR units were 40% vested as of June 30, 1997 and 20% vested on June 30th thereafter until fully vested in the year 2000. In the event of a change of control in the ownership of the Company, the vesting of one-half of any remaining unvested portion of outstanding SARs is to be accelerated.
/8/ Mr. Peterson's employment with the Bank started September 1, 1997. His 1997 bonus amount includes a $5,000 signing bonus.

EXECUTIVE SALARY CONTINUATION PLAN

     The Board of Directors of the Bank approved a Salary Continuation Plan for executives of the Bank by which certain executives will receive deferred compensation in accordance with the terms and conditions of written agreements to be entered into under the Plan. A written agreement exists with John Brooks, former president of the Bank and agreements dated January 1, 1997 and amended September 8, 1998 exist with Frank Bartaldo and Anthony Gould. The Bank has purchased life insurance products in connection with the Salary Continuation Plan relating to these agreements.

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

     Following two years of service, the Bank's contributions begin to vest, with 100% vesting occurring after four years of service. For the years ending December 31, 1998, 1997 and 1996, the Bank contributed $77,100, $74,000, and
$72,000 respectively, to the Plan.

STOCK OPTION PLAN

     The Company adopted a Qualified Stock Option Plan (the "1993 Plan") in 1993, which was approved by the shareholders at the 1993 Annual Meeting. The 1993 Plan provides for the issuance of incentive and non-incentive stock options to directors, key full-time employees and officers and consultants of the Company and the Bank. The 1993 Plan initially covered 231,431 shares of the Company's Common Stock, no par value, for which such options could be granted. On November 18, 1997, the Board of Directors of the Company adopted an amendment to the Stock Option Plan: (1) to increase the number of shares covered by the Plan from 231,431 to 750,000, subject to the limitation that outstanding options (plus other rights to receive stock pursuant to compensation plans) may not at any time exceed 30% of the Company's outstanding stock; (2) to provide that options may be exercised by the delivery of a note for the exercise price; and
(3) to provide that if there is a change in control of the Company and, as a result, an option held by an officer, director or consultant will be terminated and that option has not fully vested, the vesting of the option will accelerate. The amendment was approved by the shareholders of the Company at the 1998 annual shareholders meeting. As of February 1, 1999 there are 78,108 shares subject to outstanding options under the Plan.

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

     The following table sets forth the value realized by the exercise of options during 1998 and the value of outstanding stock options held by the executive officers named in the Summary Compensation Table at December 31, 1998, pursuant to the 1993 Plan.


              AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR AND
                            YEAR-END OPTION VALUES

                                                         Number of         Value of Unexercised
                                                    Unexercised Options    In-The-Money-Options
                    Shares Acquired     Value          Exercisable/            Exercisable/
Name                 On Exercise/1/   Realized/2/     Unexercisable/1/       Unexercisable/3/
----                 --------------   -----------     ----------------       ----------------
Robert R. Haight          2,000         $41,500           8,608 / 0            $200,136 / $0

_______________________

/1/ Number of shares.
/2/ Value determined based on the difference between exercise price for shares and fair market value of shares on date of exercise.
/3/ Value estimated based on fair market value of Common Stock at December 31, 1998 ($28.00 estimated bid price) less the exercise price of those options.

On July 21, 1998 and October 20, 1998, 2,500 and 1,500 options were granted, respectively, to employees of the Bank. No options were granted to those officers listed in the Summary Compensation Table.

SAR PLAN

     In 1996, the Board of Directors of Bay Area Bancshares adopted a Stock Appreciation Right Plan, by which full-time employees of the Company and the Bank may be awarded stock appreciation rights (SARs). An employee to whom a SAR is awarded may choose to exercise the SAR and receive the difference between the base price of the SAR (which is equal to the fair market value of the stock at the time the SAR is awarded) and the fair market value at the time the SAR is exercised. During 1997, each holder of a SAR right agreed to amend his SAR right to cap the appreciation for which he receives payment at $24.00 per share, as a condition to the award of options discussed above. The following table sets forth the aggregate value of SARs held by those officers named in the Summary Compensation Table. There were no SARs awarded in 1997 or 1998.

                  AGGREGATE VALUE OF SARS AT FISCAL YEAR END

                            Number of        Value of Unexercised
                         Unexercised SARs      In-The-Money SARs
                           Exercisable/          Exercisable/
Name                     Unexercisable/1/      Unexercisable/2/
----                     ----------------      ----------------
Frank M. Bartaldo         11,000 / 9,000     $176,000 / $144,000
Anthony J. Gould           8,250 / 6,750     $132,000 / $108,000
Mark V. Schoenstein        6,000 / 4,000     $ 96,000 / $ 64,000

_____________________
/1/ Value determined based on the difference between exercise price for SARS and the capped stop value of the SARS at $24.00 per share.

COMPENSATION OF DIRECTORS

     In 1998, non-officer directors of the Company received $250 per Company Board meeting. The Chairman of the Company's Board received an additional $100 per meeting. Each non-officer director received $700 per Bank Board meeting and the Chairman of the Bank's Board received an additional $250 per monthly meeting. Each non-officer director receives $175 per monthly committee meeting and also $550 per month for health insurance premiums. Total compensation for the six non-officer directors in 1998 was $108,700, which does not include the health insurance.

     Directors are also eligible to receive options and have received options under the 1993 Plan and the prior plan of the Company. In 1998, directors exercised options for 16,243 shares of stock, by which those directors realized approximately $267,000. In addition, a director exercised options for 5,000 shares on January 26, 1999 and realized approximately $136,250. As of

February 1, 1999 the directors of the Company have options exercisable for a total of 3,608 shares. The value of those exercisable options as of February 1, 1999 was approximately $123,000 which value is estimated based on fair market value of Common Stock at February 1, 1999 less the exercise price of those options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth information as of February 1, 1999, pertaining to beneficial ownership of the Company's Common Stock by current directors of the Company and the Bank and all directors and executive officers/1/ of the Company as a group. The information contained herein has been obtained from the Company's records and from information furnished directly by the individual or entity to the Company.

     The table should be read with the understanding that more than one person may be the beneficial owner or possess certain attributes of beneficial ownership with respect to the same securities. Therefore, careful attention should be given to the footnote references set forth in the column entitled "Amount Held and Nature of Holdings." In addition, shares issuable pursuant to options which may be exercised within 60 days of February 1, 1999 are deemed to be issued and outstanding and have been treated as outstanding in calculating the percentage ownership of those individuals possessing such interest, but not for any other individuals. Thus, the total number of shares considered to be outstanding for the purposes of this table may vary depending upon the individual's particular circumstance.

                                                                 AMOUNT AND NATURE OF
NAME AND ADDRESS                    RELATIONSHIP                      BENEFICIAL           PERCENT
OF BENEFICIAL OWNER/2,/3/          WITH COMPANY                     OWNERSHIP/4/         OF CLASS
--------------------------          ------------                     ------------         --------
Frank M. Bartaldo                   Director, President               31,430/5/             3.08%
                                    And CEO of the Bank
Gary S. Goss                        Director & Secretary              59,839/6/             5.93%
Robert R. Haight                    Chairman of the Board,            55,848/7/             5.49%
                                    President and CEO
Stanley A. Kangas                   Director                           9,900/8/              .98%
David J. Macdonald                  Director                          36,173/9/             3.58%
Thorwald A. Madsen                  Director                          26,497/10/            2.63%
Dennis W. Royer                     Director                           7,977/11/             .79%
Anthony J. Gould                    EVP/CFO                           25,952/12/            2.56%
William A. Peterson                 SVP of the Bank                    2,000/13/            0.20%
Mark V. Schoenstein                 SVP of the Bank                    6,500/14/            0.64%

All directors, nominees and officers
  of the Company and Bank as a Group (10 in number)                  262,116/15/           25.03%

___________________
/1/ As used throughout this Form 10-K and unless indicated to the contrary, the terms "officer" and "executive officer" refer to the Company's Chairman of the Board of Directors, President and Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, and the Bank's President.

/2/ Includes shares beneficially owned, directly and indirectly, together with associates. Subject to applicable community property laws and shared voting or investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.

/3/ The address for all persons is: 900 Veterans Boulevard, Redwood City, California 94063.

/4/ Includes ownership of Common Stock, as well as shares of Common Stock which could be acquired through the exercise of options currently outstanding within 60 days of February 1, 1999.

/5/ Includes 17,107 shares held by Frank and Kathy Bartaldo as joint tenants; and 2,323 shares in the name of Frank M. Bartaldo IRA; and vested options to acquire 12,000 shares of common stock.

/6/ Includes 54,535 shares of Common Stock held in the name of The Gary Goss Trust; 1,029 shares held by Gary S. Goss as custodian; and 4,275 shares in the name of Gary S. Goss IRA. On December 27, 1991, the State Banking Dept. approved an application by Mr. Goss to acquire up to 24.99% of the Company's stock on the open market.

/7/ Includes 50,000 shares of Common Stock held by Robert and Sherrill Haight as joint tenants; 1,600 shares held by Robert R. Haight IRA; 640 shares Sherrill Haight IRA; and options to acquire 3,608 shares of the Company's Common Stock.

/8/ Includes 6,500 shares of Common Stock held by Stanley and Teresa A. Kangas as joint tenants; and, 3,400 shares held by the Stanley A. Kangas IRA.

/9/ Includes 14,000 shares of Common Stock held by David and Pauline Macdonald as joint tenants; and 22,173 shares in the name of David J. Macdonald.

/10/ Includes 26,475 shares of Common Stock held by Thorwald and Jonelle Madsen as Trustees of the Madsen Family Trust; and 22 shares of Common Stock held by Thorwald Madsen as custodian for his grandchild, a minor.

/11/ Includes 5,000 shares of Common Stock held by Dennis and Christine Royer as joint tenants; and 1,977 shares of Common Stock held in the name of Dennis
     W. Royer Keogh.

/12/ Includes 16,952 shares of Common Stock held in the name of Anthony J.
     Gould; and vested options to acquire 9,000 shares of the Company's common stock.

/13/ Includes vested options in the name of William A. Peterson to acquire 2,000 shares of the Company's common stock.

/14/ Includes vested options in the name of Mark V. Schoenstein to acquire 6,500 shares of the Company's common stock.

/15/ Includes as if currently outstanding, 78,108 shares subject to stock options granted under the Company's 1993 Stock Option Plan.

MAJOR SHAREHOLDERS

       The following sets forth information as of February 1, 1999, pertaining to beneficial ownership of the Company's Common Stock by persons, other than management, known to the Company to own 5% or more of the Company's common stock. This information was obtained through the Company's stock transfer agent and registrar.

Name and Address                   Relationship       Amount and Nature of       Percent
of Beneficial Owner                With Company       Beneficial Ownership/1/    of Class
-------------------                ------------       -----------------------    --------
Alan Miller, #4 Bridle Lane     Director Emeritus            56,480/2/             5.60%
Woodside, CA                    of the Bank

The Banc Funds,                Shareholder             65,986              6.54%
208 S. LaSalle, Chicago, IL

_____________________
/1/ Includes shares beneficially owned, directly and indirectly, together with associates. Subject to applicable community property laws and shared voting or investment power with a spouse, the persons listed have sole voting and investment power with respect to such shares unless otherwise noted.

/2/ Includes 8,472 shares of Common Stock held by Heart Construction Company, which is wholly owned by Alan B. Miller; and 48,008 shares solely owned by Alan B. Miller.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In addition to its principal offices, the Company leases additional premises for its data processing, accounting and centralized operations departments in Redwood City. These premises are located in a building owned by Mr. Alan Miller, a major shareholder and Director Emeritus of the Company and the Bank. The lease covers total space of approximately 5,200 square feet. On May of 1991, the Company executed a three year lease with Mr. Alan Miller. This lease has been extended to March 31, 1999 with a three year option to renew. The current monthly cost under the lease (which includes an allocation and adjustments for certain operating expenses) is $4,750 per month, or $.91 per square foot. The monthly rent payment is subject to annual adjustment based on the cost of living index as published by the U.S. Department of Labor, Bureau of Labor Statistics. In addition to monthly rent payments, the Company is also responsible for operating expenses (i.e., taxes, utilities, insurance, landscaping, security) of the building based on the Company's proportionate share of the building's square footage (29%). This lease has been reviewed by management and the Board of Directors and found to be equitable and competitive with other leases within the immediate market area.

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

     In July of 1997, the Company loaned $110,000 to Mr. David Macdonald, a director of the Company, which loan is secured by 11,000 shares of the Company's stock. The loan bears interest at the rate of 6% per year, and the largest amount outstanding during 1998 and the amount outstanding as of February 1, 1999 was $110,000.

     In September of 1997, the Company loaned $100,000 to Mr. Gary Goss, a director of the Company, which loan is secured by 11,000 shares of the Company's stock. The loan bears interest at the rate of 7.2% per year, and the largest amount outstanding during 1998 and the amount outstanding as of February 1, 1999 was $100,000.

     In November of 1997, the Company loaned $70,000 to Mr. Anthony Gould, an executive officer of the Company, which loan is secured by 5,800 shares of the Company's stock. The loan bears interest at the rate of 6% per year, and the largest amount outstanding during 1998 and the amount outstanding as of February 1, 1999 was $70,000.

     In November of 1997, the Company loaned $57,000 to Mr. Frank Bartaldo, President & CEO of the Bank, which loan is secured by 5,000 shares of the Company's stock. The loan bears interest at the rate of 6% per year, and the largest amount outstanding during 1998 and the amount outstanding as of February 1, 1999 was $70,000.

     In September of 1998, the Company loaned $62,500 to Mr. Stanley Kangas, a director of the Company, which loan is secured by 5,000 shares of the Company's stock. The loan bears interest at the rate of 6% per year, and the largest amount outstanding during 1998 and the amount outstanding as of February 1, 1999 was $62,500.

     Some of the Company's directors and executive officers, as well as their immediate family and associates, are customers of, and have had banking transactions with the Bank in the ordinary course of the Bank's business and the Bank expects to have such ordinary banking transactions with these persons in the future. In the opinion of management of the Bank, all loans and commitments to lend included in such transactions were made in compliance with applicable laws, and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and did not involve more than a normal risk of collectibility or present other unfavorable features. The aggregate amount the Bank can lend to directors and officers as a group is limited to 100% of the Bank's capital. Loans to individual directors and officers must comply with the Bank's respective lending policies and statutory lending limits, and prior approval of the Bank's Board of Directors is required for most of these loans. Total loans outstanding at December 31, 1998 to current directors and executive officers, and their associates was $838,000 or approximately 5.83% of the Bank's capital.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A)  1.  FINANCIAL STATEMENTS.
              --------------------

     REFERENCE                                                   PAGE
     ---------                                                   ----

     Report of Independent Accountants:
     Pricewaterhouse Coopers L.L.P                                46

     Consolidated Financial Statements of
     Bay Area Bancshares and Subsidiaries:                        43

     Consolidated Balance Sheets as
     of December 31, 1998 and 1997:                               44

     Consolidated Statements of
     Income for the Years Ended
     December 31, 1998, 1997 and 1996:                            43

     Consolidated Statements of Changes
     in Shareholders' Equity for the
     Years Ended December 31, 1998, 1997, and 1996:               46

     Consolidated Statements of Cash
     Flows for the Years Ended
     December 31, 1998, 1997, and 1996:                           45

     Notes to Consolidated Financial Statements:                  47

          2.   FINANCIAL STATEMENT SCHEDULES. In accordance with the rules of
               -----------------------------
Regulation S-X, schedules are not submitted because (a) they are not applicable to or required of the Company, or (b) the information required to be set forth therein is included in the financial statements or footnotes thereto.

          3.   EXHIBITS. Management contracts and compensation plans are
               --------
identified with a number sign ("#").

     EXHIBIT
     NUMBER
     ------

     2.1 Agreement and Plan of Reorganization By And Among Greater Bay Bancorp and Bay Area Bancshares dated January 26, 1999

     3.1       Restated Articles of Incorporation of Company/1/

     3.2       Amendment to Restated Articles of Incorporation/2/

     3.3       Bylaws of Company, as amended/2/

     3.4       Amendment to Bylaws of Company/2/

     4.1       Certificate of Determination of Preferred Stock/4/

     10.3      Lease Entered Into By and Between Alan B. Miller and Bay Area
               Bank/5/

     10.4 # Employment Agreement Between John O. Brooks, Bay Area Bancshares and Bay Area Bank dated as of September 2, 1992/6/

     10.8      # 1993 Stock Option Plan/6/

     10.9      # Forms of Stock Option Agreements/6/

     10.11 #Director Emeritus Agreement Bay Area Bank and James E. Burney dated March 21, 1995/7/

     10.12 #Director Emeritus Agreement Bay Area Bank and Alan Miller dated May 16, 1995/7/

     10.13 Commercial Lease between Nine C Corporation dated June 30, 1995 for the Bank's primary facility/7/

     10.14 Commercial Lease between Nine C Corporation dated November 30, 1995 for the Bank's Mortgage Department/7/

     10.15 #Salary Continuation Agreement between John O. Brooks and Bay Area Bank dated January 1, 1995./8/

     10.16     #1996 Stock Appreciation Rights Plan and form of Agreement./8/

     10.17     #Amended No. 1 to the Bay Area Bancshares 1993 Stock Option
               Plan./9/

     10.18 #Form of Incentive Stock Option Agreement to be used after Amendment No. 1 (employees who are not directors)/9/

     10.19 #Form of Incentive Stock Option Agreement to be used after Amendment No. 1 (employees who are directors)/9/

     10.20 #Form of Stock Option Agreement to be used after Amendment No. 1 (non-employee directors or consultants)/9/

     10.21 #Retirement and Release Agreement between Bay Area Bank, Bay Area Bancshares and John O. Brooks, dated February 20, 1998 /10/

     10.22 #Director Emeritus Agreement Bay Area Bank and Mario Biagi dated July 15, 1997

     10.23     #Salary Continuation Plan

     10.24     #Severance Policy

     22 The only significant subsidiary of the Company is Bay Area Bank-- 100%-owned subsidiary incorporated in the State of California. Bay Area Bank owns 100% of Bay Counties Builders Escrow, Inc., an inactive California corporation.

     23        Consent of Pricewaterhouse Coopers LLP

     27        Financial Data Schedule

     ___________________

/1/ Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

/2/ Filed as Exhibit 3.2 Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

/3/ Filed as Exhibits 3.2, and 3.3, respectively, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

/4/ Filed as Exhibit 4.1, to the Company's Current Report on Form 8-K filed September 15, 1988.

/5/ Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

/6/ Filed as Exhibits 10.4, 10.8 and 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

/7/ Filed as Exhibits 10.11, 10.12, 10.13 and 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

/8/ Filed as Exhibits 10.15 and 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

/9/ Filed as Exhibits 4.2, 4.3, 4.4 and 4.5 to the Company's Post Effective Amendment No. 1 to its Registration Statement on Form S-8, SEC File No. 33-78242, filed on March 18, 1998.

/10/ Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

     (b)  Reports on Form 8-K.
          -------------------

     No reports on Form 8-K were filed during the fourth quarter.

     Supplemental Information to be Furnished With Reports Filed Pursuant to
     Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     Unless the proposed merger with Greater Bay Bancorp occurs first, the Registrant's proxy material for its 1999 Annual Meeting of Shareholders and its Annual Report to Shareholders covering Registrant's last fiscal year is to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K. The Registrant shall furnish copies of such material to the Commission when it is sent to security holders.

                                  SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  February 16, 1999           BAY AREA BANCSHARES


                                   By /s/ Robert R. Haight
                                   -----------------------
                                   Robert R. Haight, Chairman of the Board,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

                                   By /s/ Anthony J. Gould
                                   -----------------------
                                   Anthony J. Gould, Chief Operating
                                   Officer and Chief Financial Officer
                                   (Chief Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                    DATE:
---------                                    -----

/s/ Gary S. Goss                             February 16, 1999
--------------------------------------------------------------
GARY S. GOSS, Director

/s/ Robert R. Haight                         February 16, 1999
--------------------------------------------------------------
ROBERT R. HAIGHT, Chairman
of the Board of Directors, President
and Chief Executive Officer

/s/ Stanley A. Kangas                        February 16, 1999
--------------------------------------------------------------
STANLEY A. KANGAS, Director

/s/ David J. Macdonald                       February 16, 1999
--------------------------------------------------------------
DAVID J. MACDONALD, Director

/s/ Thorwald A. Madsen                       February 16, 1999
--------------------------------------------------------------
THORWALD A. MADSEN, Director

/s/ Dennis W. Royer                          February 16, 1999
--------------------------------------------------------------
DENNIS W. ROYER, Director