Form 10-Q
period 1999-03-31
BAY AREA BANCSHARES
filed 1999-05-17
CIK 701153

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D. C. 20549



                                                     FORM 10-Q

                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934
                                        FOR THE QUARTER ENDED March 31, 1999

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



         1,009,141 Shares of Common Stock Outstanding as of  March 31, 1999

Part 1 Item 1
                      BAY AREA BANCSHARES & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                           (UNAUDITED, IN THOUSANDS)






ASSETS                                              3/31/99                3/31/98
Cash and due from banks                                11,059              $ 9,608
Federal Funds Sold                                     16,000               19,200

     Cash and cash equivalents                         27,059               28,808
Investment securities available for sale
  (market value approximates book value)                1,686                1,775
Investment securities held to maturity
  (market value of $13,129 in 1999 and $13,563
in 1998)                                               13,033               13,442
Loans, net of reserve for possible loan losses
    of $2,131 in 1999 and $2,075 in 1998              112,245              108,116
Premises and equipment,net                                374                  419
Real estate owned                                           0                    0
Interest receivable and other assets                    2,759                2,764


     Total assets                                    $157,156             $155,324






LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Demand                                            $35,307               $33,558
   Interest-bearing transaction                       55,426                59,044
   Savings                                            10,173                 9,145
   Time                                               35,861                34,708
                                                       -                       -
     Total Deposits                                  136,767               136,455
Interest payable and other liabilities                 2,908                 2,004
Federal funds purchased                                    0                     0
Federal Home Loan Bank advances                        2,500                 2,500
                                                        -                      -
     Total liabilities                               142,175               140,959
                                                        -                      -
Shareholders' equity:

 Common stock, no par value:
 Authorized - 20,000,000 shares; issued &
 outstanding                                          4,896                  4,896
 1,009,141  in 1999 and 1,004,141 in 1998
   Unrealized (loss) gain on securities held for sale     1                     (2)
   Additonal paid in capital                            957                     900
   Retained earnings                                  9,127                   8,571
                                                         -
     Total shareholders' equity                      14,981                  14,365

     Total liabilities and shareholders' equity    $157,156                $155,324


                                                                     (1)




Part 1 Item 1
                      BAY AREA BANCSHARES & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (UNAUDITED, DOLLARS IN THOUSANDS)



                                                    Three Months        Three Months
                                                        Ended                Ended
                                                       3/31/99              3/31/98
Interest Income:

     Interest and fees on loans                         $2,806               $2,248
     Interest on investment securities                     213                  232
     Interest on federal funds sold                        101                  135

             Total Interest Income                       3,120                2,615
Interest Expense:
     Interest on interest-bearing transaction amounts      372                  299
     Interest on savings deposits                           99                   70
     Interest on time deposits                             433                  438
     Interest on short-term borrowing                       36                   16
     Interest on notes payable and redeemable debentures     0                    0

             Total Interest Expense                        940                  823

             Net interest income                         2,180                1,792
Provision for possible loan losses                          60                   40

Net interest income after provision for possible
loan losses                                             2,120                 1,752
Noninterest income:
     Service charges on deposit accounts                   67                    60
     Net loss on sales of securities                        0                     0
     Net gain on disposal of assets                         0                     0
     Net gain on sale of loans held for sale                0                     0
     Other  Mortgage Banking Revenue                       14                    49
     ATM network revenue                                  527                   451
     Other                                                 15                    35

             Total noninterest income                     623                   595
Noninterest expense:
     Salaries and related benefits                        789                   672
     Occupancy                                            171                   124
     Equipment                                            112                   125
     Professional fees                                     53                    77
     Stationery and supplies                               21                    25
     Other                                                510                   519

             Total noninterest expense                  1,656                 1,542

Income before provision for income taxes                1,087                   805
Provision for income taxes                                443                   330

Net Income                                                644                   475

Comprehensive income:Unrealized gain (loss) on investment
     securities held-for- sale, net                         3                     2

Comprehensive Income                                     $647                  $477


Earnings per share:
Average common and equivalent shares outstanding-
Primary                                             1,009,141               981,695
 Average common and equivalent shares outstanding-
Fully Diluted                                       1,040,000             1,010,000


     Earnings Per Common Share                          $0.64                 $0.48

     Earnings Per Common Share - Assuming Dilution      $0.62                 $0.47



                                                               (2)

Part 1 Item 1
                             BAY AREA BANCSHARES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                      (UNAUDITED, DOLLARS IN THOUSANDS)



                                                           Three Months        Three Months
                                                              Ended              Ended
                                                             3/31/99           3/31/98
Cash flows from operating activities:

    Net Income                                                  $644              $475
    Adjustments to reconcile net income to net cash provided
    by operating activities:

      Depreciation of premises and equipment                      81                90
      Provision for possible loan losses                          60                40
      Net gain loss on sale of assets                              0                 0
      Net loss on sale of investment securities                    0                 0
      Net ammortization and accretion of investment premiums
      and discounts                                               35                30
      Net decrease (increase) in interest receivable and
      other assets                                                 5               (86)
      Net  increase in interest payable and other liabilities    904                49
      Net  (increase) decrease in deferred loan fees            (122)               31

          Total adjustments                                      963               154


          Net cash provided by operating activities            1,607               629

Cash flows from investing activities:
    Proceeds from sale of investment securities                    0                 0
    Proceeds from the maturity of investment securities
        held for sale                                              0                 0
    Proceeds from the maturity of investment securities
        held to maturity                                       1,000               500
    Mortgage backed securities principal payments                873               316
    Purchase of investment securities held to maturity        (1,410)             (440)
    Purchase of investment securities held for sale                0                 0
    Net increase in gross loans                               (4,065)           (3,165)
    Proceeds from the sale of Real Estate Owned                    0                 0
    Capital expenditures                                         (36)              (22)

    Net cash used in investing activities                     (3,638)           (2,811)

Cash flows from financing activities:
    Net  increase in demand deposits,transaction and savings    (841)            3,240
    Net increase in time deposits                              1,153             1,463
    Additional Piad in Capital                                    57                 0
    Net proceeds of Federal Home Loan Bank advances                0                 0
    Proceeds from stock warrants and options exercised            24                20
    Cash Dividends paid                                         (111)              (98)

   Net cash  provided by financing activities                    282             4,625

Net  (decrease) increase in cash and cash equivalents         (1,749)            2,443

Cash and cash equivalents,beginning of period                 28,808            18,964

Cash and cash equivalents,end of period                      $27,059           $21,407


There were no loans transferred to Real Estate Owned in 1999 or 1998 respectively.

                                                    (3)

BAY AREA BANCSHARES & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All adjustments, which in the opinion of management are necessary for a fair statement of the Company's financial condition at March 31, 1999 results of operations for the three month period ended March 31, 1999 and the statement of cash flows for the three month period ended March 31, 1999 have been included. These adjustments are of a normal and recurring nature. The results of operations and statement of cash flows are not necessarily indicative of the results for a full year's activity.

The accompanying unaudited financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company's Annual Report for the year ended December 31, 1998.

All references to the "Bank" are in reference to the Company's sole, and wholly owned, subsidiary Bay Area Bank.



                                                  (4)

BAY AREA BANCSHARES & SUBSIDIARIES

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2A  Financial Condition

Liquidity

Liquid assets (Cash, Federal Funds Sold and Investments) decreased $2.5 million or 5.1% to $41.8 million over the three month period from December 31, 1998 to March 31, 1999. At year-end, total liquid assets as a percentage of total assets was 28.3%, whereas on March 31, 1999 it had decreased to 26.6%.

Cash and due from banks increased $1.5 million over the first three months of 1999 to $11.1 million at March 31, 1999. During the first three months of 1999, cash and due from banks averaged $12.1 million. The portion of the total cash and due from banks representing ATM ("Automatic Teller Machine") network cash inventory has averaged approximately $3.1 million during 1999 and averaged $2.6 in the first three quarters of 1998.

Both average and period end loans and deposits outstanding are at record levels for the Company. During the first three months of 1999 gross loans outstanding has averaged $115.0 million as compared to $86.5 million in the first three months of 1998, an increase of 33%. Gross loans were $114.3 million at March 31, 1999 representing a $4.5 million or 4.1% increase over the balance at December 31, 1998.

Deposits have averaged $132.8 million in the first three months of 1999 while they averaged $108.7 million during the first three months of 1998, an increase of 22.1%. Deposits were $136.8 million at March 31, 1999, an increase of $312,000 over year end 1998.

Management believes current liquid assets and current available credit lines are adequate to cover the working capital requirements of the Company and any reasonable needs arising from deposit withdrawals.


                                                        (5)

Capital

Consolidated equity capital plus reserves increased $672,000 in the first three months of 1999 from $16.4 million or 10.36% of total gross assets at December 31, 1998 to $17.1 million or 10.9% of total gross assets at March 31, 1999. Bank capital plus reserves totaled $15.9 million on March 31, 1999 or 10.0% of total adjusted assets as compared to capital plus reserves of $15.2 million or 9.67% of total adjusted assets at December 31, 1998. At March 31, 1999 the Bank maintained a tier one capital ratio of 10.92% and a tier two capital ratio of 12.17% as compared to 11.41% and 12.66% respectively at December 31, 1998.

The Bank's capital level continues to exceed State and Federal Deposit Insurance Corporation requirements and satisfies the Federal Reserve Board's current risk-based capital Guidelines.

The Bank declared no dividends to the Parent company in the first three months of 1999 and the Company declared a cash dividend to common shareholders of $.11 per share in March of 1999. The first quarter dividend represents the thirtieth consecutive quarterly cash dividend declared by the Parent company to shareholders.


Item 2B  Results of Operations

Results of Operations

Consolidated operating profits for the first quarter of 1999 were $647,000 ($.62 per common share assuming dilution compared to $.47 in the same quarter of the prior year). This represents the highest first quarter earnings in the Company's history and a $169,000 or 35.4% increase over the first quarter of 1998 when net income was $477,000.

The increase in first quarter earnings in 1999 compared with the first quarter of 1998 is a result of an increase in pretax earnings of $282,000 which is comprised of an increase in net interest income of $388,000 and an increase in other income of $28,000 offset in part by an increase in noninterest expense of $114,000 and an increase in loan loss provisions of $20,000.

The growth in net interest income of 21.2% in the first quarter of 1999 is primarily a result of growth in total earning assets offset in part by a decrease in net interest margin (Net interest margin is computed by dividing annualized net interest income by average earning assets during the respective period). Average earning assets in the first quarter of 1999 were $138.6 million, a $28.0 million or 21.2% increase over the first quarter of 1998 when earning assets averaged $114.4 million. Net interest margin in the first quarter of 1999 was approximately 6.29% as compared to 6.43% in the first quarter of 1998.

The modest decline in net interest margin that has occurred throughout the first three months of 1999 is a result of a decrease in the yield on earning assets offset in part by a decrease in the cost of deposits and advances. The yield on earning assets decreased in the first three months of 1999 to 9.04% as compared to 9.39% in the first three months of 1998. The cost of the Bank's deposits and advances (including demand deposits), which averaged $135.2 million in the first three months of 1999, fell to 2.78% as compared to 3.00% in the first three months of 1998, when the deposits and advances averaged $109.7 million.

                                                        (6)

Loan loss provisions were $60,000 in the first quarter of 1999 and $40,000 in the first quarter of 1998. Non performing assets at March 31, 1999 were $145,000 or .09% of total assets and 6.8% of loan loss reserves. Non performing assets at December 31, 1998 were also $145,000 or .09% of total assets and 7.0% of loan loss reserves.

 There have been $25,000 in loans charged off during the first three months of 1999 and $21,000 in recoveries of loans previously charged off. Loan loss reserves of $2.13 million at March 31, 1999 represent a ratio of 1.86% of gross loans outstanding as compared to a loan loss reserve of $2.075 million or 1.88% of gross loans at December 31, 1998.

The Bank's ATM revenues were up $76,000 or 16.9% in the first quarter of 1999 in comparison to the first quarter of 1998. Revenue per machine has averaged $3,444 per month thus far in 1999 an increase of 7.6% over the first three months of 1998 in which average revenue per machine was $3,185. The average number of machines in operation was approximately 51 in the first three months of 1999 and 1998.

Non interest expense was up $114,000 or 7.4% in the first quarter of 1999 as compared to the first quarter of 1998. This increase was comprised primarily of additional salaries and benefits which are up $117,000 or 17% in the first three months of 1999.

For information regarding the Company's Year 2000 computer programming status see the discussion contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Part I, Item 1(C) Bay Area Bank - Company Subsidiary "Year 2000 Computer Programming Status").



                                                        (7)

Part II

ITEM 5.  OTHER INFORMATION

Proposed Merger of Holding Companies

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

         The terms of the agreement provide for the Company's shareholders to receive shares of Greater Bay Bancorp stock in a tax-free exchange for their shares of the Company. For each outstanding share of the Company, Greater Bay Bancorp will issue 1.38682 shares if the market price of its stock is $30.00 or more at closing, or 1.44271 shares if the market price of its stock is less than $30.00 at the closing. Following the merger, the shareholders of the Company will own approximately 12.7% of the combined company, after giving effect to all outstanding options.

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

         The merger is subject to certain conditions and will be accounted for as a pooling of interests. Subject to these conditions, the merger is expected to be completed May 21, 1999.

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


ITEM 6
(a)  Exhibits.

2.1 Agreement and Plan of Reorganization By And Among Greater Bay Bancorp and Bay Area Bancshares dated January 26, 1999 (incorporated by reference to Exhibit
2.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

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

27 Financial Data Schedule (filed herewith)


(b)   Reports on Form 8-K

         None.
                                                        (8)

                                                     SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





BAY AREA BANCSHARES
Registrant

Dated:  May 13, 1999



 /s/ Robert R. Haight
 ----------------------------------------
 Robert R. Haight
 President and Chief Executive Office


 /s/ Anthony J. Gould
 ----------------------------------------
 Anthony J. Gould
 Chief Accounting Officer






                                                       (9)